Form 10-Q
period 2022-06-30
Golub Capital Direct Lending Unlevered Corp
filed 2022-08-12
CIK 1901606

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 814-01505

Golub Capital Direct Lending Unlevered Corporation
(Exact name of registrant as specified in its charter)

Maryland	88-1632039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, 25th Floor
New York, NY 10166
(Address of principal executive offices)

(212) 750-6060
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of August 12, 2022, the Registrant had 3,175,117.861 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statement of Financial Condition

June 30, 2022
(unaudited)
Assets
Investments at fair value (amortized cost of $22,199,611)	$22,187,449
Cash	25,654,757
Interest receivable	66,835
Deferred offering costs	120,828
Other assets	2,531
Total Assets	$48,032,400
Liabilities
Distributions payable	63,862
Payable for investments purchased	219,330
Accounts payable and accrued expenses	114,160
Accrued trustee fees	9,000
Total Liabilities	406,352
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2022	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 3,175,069.867 shares issued and outstanding as of June 30, 2022	3,175
Paid in capital in excess of par	47,622,873
Distributable earnings (losses)	—
Total Net Assets	47,626,048
Total Liabilities and Total Net Assets	$48,032,400
Number of common shares outstanding	3,175,069.867
Net asset value per common share	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statement of Operations (unaudited)

Period from April 1, 2022 (commencement of operations) to June 30, 2022
Investment income
Interest income	$79,932
Fee income	179
Total investment income	80,111
Expenses
Base management fee	12,953
Professional fees	105,563
Administrative service fee	2,242
General and administrative expenses	20,919
Total expenses	141,677
Base management fee waived (Note 4)	(12,953)
Operating expenses reimbursement waived (Note 4)	(128,724)
Net expenses	—
Net investment income	80,111
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	(4,087)
Net realized gain (loss) on investment transactions	(4,087)
Net change in unrealized appreciation (depreciation) from:
Investments	(12,162)
Net change in unrealized appreciation (depreciation) on investment transactions	(12,162)
Net gain (loss) on investment transactions	(16,249)
Net increase in net assets resulting from operations	$63,862
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.06
Basic and diluted weighted average common shares outstanding (Note 10)	1,123,117

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statement of Changes in Net Assets (unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at April 1, 2022 (commencement of operations)	700.000	$1	$10,499	$—	$10,500
Issuance of common stock	3,174,369.867	3,174	47,612,374	—	47,615,548
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	80,111	80,111
Net realized gain (loss) on investment transactions	—	—	—	(4,087)	(4,087)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(12,162)	(12,162)
Distributions to stockholders:
Distributions declared and payable	—	—	—	(63,862)	(63,862)
Total increase (decrease) for the period from April 1, 2022 (commencement of operations) to June 30, 2022	3,174,369.867	3,174	47,612,374	—	47,615,548
Balance at June 30, 2022	3,175,069.867	$3,175	$47,622,873	$—	$47,626,048

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)

Period from April 1, 2022 (commencement of operations) to June 30, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$63,862
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts and amortization of premiums	(2,393)
Net realized (gain) loss on foreign currency transactions	4,087
Net change in unrealized (appreciation) depreciation on investments	12,162
Proceeds from (fundings of) revolving loans, net	2,865
Fundings of investments	(22,200,083)
Changes in operating assets and liabilities:
Interest receivable	(66,835)
Deferred offering costs	(75,928)
Other assets	(2,531)
Payable for investments purchased	219,330
Accounts payable and accrued expenses	69,260
Accrued trustee fees	9,000
Net cash provided by (used in) operating activities	(21,967,204)
Cash flows from financing activities
Proceeds from issuance of common shares	47,615,548
Net cash provided by (used in) financing activities	47,615,548
Net change in cash	25,648,344
Effect of foreign currency exchange rates	(4,087)
Cash, beginning of period	10,500
Cash, end of period	$25,654,757
Supplemental disclosure of cash flow information:
Distributions declared during the period	$63,862
Supplemental disclosure of non-cash operating and financing activity:
Change in distributions payable	$63,862

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Diversified Consumer Services
HS Spa Holdings, Inc.	One stop	SF + 5.75%	(e)	7.56%	06/2029	$482,300	$472,763	1.0%	$472,654
HS Spa Holdings, Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2028	—	(1,362)	—	(1,380)
NSG Buyer, Inc.	One stop	P + 5.00%	(a)	9.75%	06/2029	1,172,883	1,161,158	2.4	1,161,154
NSG Buyer, Inc.	One stop	P + 5.00%	(a)	9.75%	06/2028	7,651	7,048	—	7,047
NSG Buyer, Inc. (5)	One stop	SF + 6.00%		N/A(6)	06/2029	—	(2,991)	—	(2,992)
						1,662,834	1,636,616	3.4	1,636,483
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF + 5.75%	(c)	6.99%	05/2028	257,400	254,886	0.5	252,252
Coding Solutions Acquisition, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(195)	—	(740)
Coding Solutions Acquisition, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(543)	—	(771)
Plasma Buyer LLC	One stop	SF + 5.75%	(d)	7.80%	05/2029	264,995	259,798	0.6	259,695
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(575)	—	(589)
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(674)	—	(687)
						522,395	512,697	1.1	509,160
Healthcare Providers and Services
Community Care Partners, LLC	One stop	SF + 5.75%	(c)	7.39%	06/2026	145,566	144,296	0.3	144,293
Community Care Partners, LLC(5)	One stop	SF + 5.75%		N/A(6)	06/2026	—	(187)	—	(188)
						145,566	144,109	0.3	144,105
Hotels, Restaurants and Leisure
Health Buyer, LLC	Senior loan	SF + 5.25%	(e)	7.98%	04/2029	127,700	126,143	0.3	126,104
Health Buyer, LLC(5)	Senior loan	SF + 5.25%		N/A(6)	04/2028	—	(221)	—	(228)
						127,700	125,922	0.3	125,876
IT Services
Critical Start, Inc.	One stop	SF + 5.25%	(d)	6.52%	05/2028	200,436	198,472	0.4	198,432
Critical Start, Inc.(5)	One stop	SF + 5.25%		N/A(6)	05/2028	—	(436)	—	(445)
Netwrix Corporation	One stop	SF + 5.00%	(d)	6.50%	06/2029	2,901,000	2,871,457	6.0	2,871,990
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(1,160)	—	(1,170)
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(7,519)	—	(7,585)
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	—	—	(2,826)
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(d)	12.86%	10/2026	224,149	219,666	0.5	219,666
ReliaQuest Holdings, LLC	One stop	SF + 10.75%		N/A(6)	10/2026	—	—	—	—
ReliaQuest Holdings, LLC(5)	One stop	SF + 10.75%		N/A(6)	10/2026	—	(335)	—	(335)
						3,325,585	3,280,145	6.9	3,277,727
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF + 5.50%	(e)	7.25%	05/2029	$796,407	$780,709	1.6%	$780,479
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(1,652)	—	(1,677)
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(1,180)	—	(1,198)
						796,407	777,877	1.6	777,604
Professional Services
Citrin Cooperman Advisors LLC(5)	One stop	SF + 5.00%		N/A(6)	10/2027	—	(2,602)	—	(2,653)

Software
Anaplan, Inc.	One stop	SF + 6.50%	(c)	8.01%	06/2029	9,257,119	9,164,910	19.2	9,164,547
Anaplan, Inc.(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(1,968)	—	(1,977)
Armstrong Bidco Limited(7)(8)(9)	One stop	SN + 5.75%	(b)	6.94%	06/2029	622,761	623,365	1.3	607,193
Armstrong Bidco Limited(7)(8)(9)	One stop	SN + 5.75%		N/A(6)	06/2029	—	—	—	—
IQN Holding Corp.	One stop	SF + 5.50%	(d)	6.90%	05/2029	720,124	713,092	1.4	712,923
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(580)	—	(596)
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(4,096)	—	(1,691)
Kaseya Inc.	One stop	SF + 5.75%	(e)	8.29%	06/2029	1,784,800	1,757,557	3.7	1,766,952
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(1,073)	—	(1,076)
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(1,073)	—	(1,076)
Quant Buyer, Inc.	One stop	SF + 5.25%	(d)	6.68%	06/2029	2,285,700	2,263,093	4.8	2,262,843
Quant Buyer, Inc.	One stop	SF + 5.25%	(d)	6.72%	06/2029	457,112	430,268	0.9	429,971
Quant Buyer, Inc.(5)	One stop	SF + 5.25%		N/A(6)	06/2029	—	(991)	—	(1,002)
						15,127,616	14,942,504	31.3	14,937,011

Total debt investments						$21,708,103	$21,417,268	44.9%	$21,405,313

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(11)(12)
Diversified Consumer Services
HS Spa Holdings, Inc.	Common Stock	N/A	N/A	N/A	33,412	$33,412	0.1%	$33,412

IT Services
Critical Start, Inc.	Common Stock	N/A	N/A	N/A	16,700	16,700	—	16,700
Netwrix Corporation	LLC units	N/A	N/A	N/A	8,231	16,697	0.1	16,697
						33,397	0.1	33,397
Software
Anaplan, Inc.	LP Interest	N/A	N/A	N/A	363,726	363,933	0.8	363,726
Kaseya Inc.	Preferred stock	N/A	N/A	N/A	340	331,597	0.7	331,597
Kaseya Inc.	LP Interest	N/A	N/A	N/A	20,004	20,004	—	20,004
						715,534	1.5	715,327

Total equity investments						$782,343	1.7%	$782,136

Total investments					$21,708,103	$22,199,611	46.6%	$22,187,449

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF”), Prime (‘‘P’’) or the Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2022, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2022, as the loan may have priced or repriced based on an index rate prior to June 30, 2022.
(a) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.75% as of June 30, 2022.
(b) Denotes that all or a portion of the loan was indexed to SONIA, which was 1.19% as of June 30, 2022.
(c) Denotes that all or a portion of the loan was indexed to the 30-day term SOFR Rate which was 1.69% as of June 30, 2022.
(d) Denotes that all or a portion of the loan was indexed to the 90-day term SOFR Rate which was 2.12% as of June 30, 2022.
(e) Denotes that all or a portion of the loan was indexed to the 180-day term SOFR Rate which was 2.63% as of June 30, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2022.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of June 30, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, total non-qualifying assets at fair value represented 2.9% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
(9)The headquarters of this portfolio company is located in the United Kingdom.
(10)The headquarters of this portfolio company is located in Luxembourg.
(11)Equity investments are non-income producing securities.
(12)Ownership of certain equity investments occurs through a holding company or partnership.

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1.    Organization

Golub Capital Direct Lending Unlevered Corporation (“GDLCU” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on April 1, 2022. On April 1, 2022, the date of commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GDLCU’s common stock in private placements. In addition, for U.S. federal income tax purposes, GDLCU intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with the fiscal year ending September 30, 2022.

The use of “unlevered” in the Company’s name is intended to mean that the Company will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. The Company’s investment strategy is to invest primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. The Company also selectively invests in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, primarily U.S. middle-market companies. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

Note 2.    Significant Accounting Policies and Recent Accounting Updates

Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”).

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 6. Fair Value Measurements.

Use of estimates: The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Golub Capital Direct Lending Unlevered Holdings LLC and Golub Capital Direct Lending Unlevered Holdings Coinvest, Inc., in its consolidated financial statements.

Cash and foreign currencies: The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:
(1)cash and cash equivalents, fair value of investments, interest receivable, and other assets and liabilities—at the spot exchange rate on the last business day of the period; and
(2)purchases and sales of investments, income and expenses—at the exchange rates prevailing on the respective dates of such transactions.
Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. Fluctuations arising from the translation of assets other than investments and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations.

Foreign security and currency transactions involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the period from April 1, 2022 (commencement of operations) to June 30, 2022, interest income included $2,393 of accretion of discounts. For the period from April 1, 2022 (commencement of operations) to June 30, 2022, the Company received loan origination fees of $293,830.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the period from April 1, 2022 (commencement of operations) to June 30, 2022, the Company capitalized no PIK interest into the principal balance of its debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the period from April 1, 2022 (commencement of operations) to June 30, 2022, the Company received no prepayment premiums.

For the period from April 1, 2022 (commencement of operations) to June 30, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amount of $10,883.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Consolidated Statement of Operations.

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2022, the Company had no portfolio company investments on non-accrual status.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Income taxes: The Company intends to elect to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the period from April 1, 2022 (commencement of operations) to June 30, 2022, the Company did not incur U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2022.

Distributions: Distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company can retain such capital gains for investment in its discretion.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. Shares issued under the DRIP will be issued at a price per share equal to the most recent net asset value (“NAV”) per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act).

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 3. Stockholders’ Equity

GDLCU is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.001 per share and 200,000,000 shares of common stock at a par value of $0.001 per share. Since the commencement of operations on April 1, 2022, GDLCU has entered into Subscription Agreements with several investors, including with affiliates of the Investment Adviser, providing for the private placement of GDLCU’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase GDLCU’s common stock at a price per share equal to the most recent NAV per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act) up to the amount of their respective capital subscriptions on an as-needed basis as determined by GDLCU with a minimum of 10 calendar days prior notice.

As of June 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2022
	Subscriptions	Contributions
GDLCU Stockholders	$348,715,500	$47,626,048

As of June 30, 2022, the ratio of total contributed capital to total capital subscriptions was 13.7% and the Company had uncalled capital commitments of $301,089,452.

The following table summarizes the shares of GDLCU common stock issued for the period from April 1, 2022 (commencement of operations) to June 30, 2022:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	04/25/22	733,361.334	15.00	$11,000,420
Issuance of shares	05/27/22	1,394,862.000	15.00	20,922,930
Issuance of shares	06/27/22	1,046,146.533	15.00	15,692,198
Shares issued for capital drawdowns		3,174,369.867		$47,615,548

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.00% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee for such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GDLCU, the base

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. The Investment Adviser has agreed to certain waivers with respect to the base management fee for the periods following April 1, 2022, the initial closing date for the private placement of shares of the Company's common stock (the “Initial Closing”), and will irrevocably waive 100% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2022 to March 31, 2023; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2023 to March 31, 2024; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2024 to March 31, 2025.

For the period from April 1, 2022 (commencement of operations) to June 30, 2022, the base management fee incurred by the Company was $12,953 and the base management fee irrevocably waived by the Investment Adviser was $12,953.

The Incentive Fee consists of three parts: the income component (the “Income Incentive Fee”), the capital gains component (the “Capital Gain Incentive Fee”) and the subordinated liquidation incentive component (the “Subordinated Liquidation Incentive Fee” and, together with the Income Incentive Fee and the Capital Gain Incentive Fee, the “Incentive Fee”).

The Income Incentive Fee is calculated quarterly in arrears based on Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee is calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value, and an Income Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Income Incentive Fee would cause the Company to pay Income Incentive Fees and Capital Gain Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap described below.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed ‘‘hurdle rate’’ of 1.0% quarterly. If market interest rates rise, it is possible that the Company will be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Income Incentive Fee. Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee.

The Company calculates the Income Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

•zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
•100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 10.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the ‘‘catch-up’’ provision; and
•10.0% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

For the period from April 1, 2022 (commencement of operations) to June 30, 2022, there was no Income Incentive Fee incurred because the Pre-Incentive Investment Income did not exceed the hurdle rate.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 10.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ended December 31, 2022, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis from April 1, 2022, the date of the Company's election to be regulated as a business development company.

•The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the Company’s portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.
•The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Company’s portfolio when sold and (b) the accreted or amortized cost basis of such investment.
•The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable Capital Gain Incentive Fee calculation date and (b) the accreted or amortized cost basis of such investment.
•The aggregate unrealized capital appreciation is calculated as the sum of the differences, if positive, between (a) the valuation of each investment in our portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

The Capital Gain Incentive Fee is calculated on a cumulative basis from April 1, 2022 through the end of each calendar year or termination of the Investment Advisory Agreement. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. As of June 30, 2022 there was no accrual for the capital gain

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
incentive fee under GAAP. There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of June 30, 2022.

The third part of the Incentive Fee, the Subordinated Liquidation Incentive Fee, equals 10.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. For purposes of this calculation, (a) ‘‘liquidation’’ includes the sale of all or substantially all of the Company's assets or the acquisition of all or substantially all of the shares of the Company’s common stock in a single or series of related transactions and (b) ‘‘adjusted capital’’ means the net asset value of the Company calculated immediately prior to liquidation in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in the liquidation.

The Company has structured the calculation of the Incentive Fee to include a fee limitation such that the Income Incentive Fee and the Capital Gain Incentive Fee will not be paid at any time if, after such payment, the cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to date would exceed an incentive fee cap (the ‘‘Incentive Fee Cap’’). The Incentive Fee Cap in any quarter is equal to the difference between (a) 10% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to the Investment Adviser by the Company since April 1, 2022.

To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. ‘‘Cumulative Pre-Incentive Fee Net Income’’ is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since April 1, 2022 and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation since April 1, 2022. “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income (as defined above) for each period since April 1, 2022 and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since April 1, 2022.

Administration Agreement: Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping, and record-keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company's day-to-day operations. The Company reimburses the Administrator for the allocable portion (subject to the review and approval of the Board) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of June 30, 2022, there were no amounts included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement as a result of the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $56,183 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of June 30, 2022, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $126,989.

The Administrator and Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement and trustee fees, for the period from April 1, 2022 (commencement of operations) to June 30, 2022 until the aggregate amount of such waived expense reimbursements equals $1.0 million (the “Operating Expenses Reimbursement Waiver”). During the period from April 1, 2022 (commencement of operations) to June 30, 2022, the Administrator and Investment Adviser waived the reimbursement of $128,724 in operating expenses.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the period from April 1, 2022 (commencement of operations) to June 30, 2022. As of June 30, 2022, accounts payable and accrued expenses included $23,758 for reimbursable expenses, net of the Operating Expenses Reimbursement Waiver, that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its capital commitments and 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000,000. As of June 30, 2022, GGP Class B-P, LLC has an aggregate commitment of $25,010,500. As of June 30, 2022, the Company has issued 242,468.200 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $3,637,023.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of June 30, 2022, permits the Company to borrow a maximum of $40,000,000 and expires on April 1, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of June 30, 2022 consisted of the following:

	As of June 30, 2022
	Principal	Amortized Cost	Fair Value
Senior secured	$127,700	$125,922	$125,876
One stop	21,580,403	21,291,346	21,279,437
Equity	N/A	782,343	782,136
Total	$21,708,103	$22,199,611	$22,187,449

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of June 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$3,523,773	15.9%
Northeast	2,692,370	12.2
Southeast	1,691,109	7.6
Southwest	340,658	1.5
West	12,550,459	56.5
United Kingdom	623,365	2.8
Luxembourg	777,877	3.5
Total	$22,199,611	100.0%
Fair Value:
United States
Mid-Atlantic	$3,529,698	15.9%
Northeast	2,691,812	12.2
Southeast	1,693,072	7.6
Southwest	340,563	1.5
West	12,547,507	56.6
United Kingdom	607,193	2.7
Luxembourg	777,604	3.5
Total	$22,187,449	100.0%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2022 were as follows:

	As of June 30, 2022
Amortized Cost:
Diversified Consumer Services	$1,670,028		7.5%
Health Care Technology	512,697		2.3
Healthcare Providers and Services	144,109		0.7
Hotels, Restaurants and Leisure	125,922		0.6
IT Services	3,313,542		14.9
Pharmaceuticals	777,877		3.5
Professional Services	(2,602)	(1)	0.0 *
Software	15,658,038		70.5
Total	$22,199,611		100.0%

	As of June 30, 2022
Fair Value:
Diversified Consumer Services	$1,669,895		7.5%
Health Care Technology	509,160		2.3
Healthcare Providers and Services	144,105		0.7
Hotels, Restaurants and Leisure	125,876		0.6
IT Services	3,311,124		14.9
Pharmaceuticals	777,604		3.5
Professional Services	(2,653)	(2)	0.0 *
Software	15,652,338		70.5
Total	$22,187,449		100.0%
* Represents an amount less than 0.1%
(1)The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(2)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

Note 6.    Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:
Level 1:     Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2:     Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Level 3:     Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the period from April 1, 2022 (commencement of operations) to June 30, 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. Investments originated during the period from April 1, 2022 (commencement of operations) to June 30, 2022 were not subject to review by an independent valuation firm. All investments as of June 30, 2022 were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, the Company takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Company bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2022:

As of June 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$21,405,313	$21,405,313
Equity investments(1)	—	—	782,136	782,136
Total assets, at fair value:	$—	$—	$22,187,449	$22,187,449

(1)Refer to the Consolidated Schedule of Investments for further details.
The net change in unrealized appreciation (depreciation) for the period from April 1, 2022 (commencement of operations) to June 30, 2022, reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statement of Operations attributable to the Company's Level 3 assets held as of June 30, 2022 was ($12,162).

The following table presents the changes in investments measured at fair value using Level 3 inputs for the period from April 1, 2022 (commencement of operations) to June 30, 2022:

	Period from April 1, 2022 (commencement of operations) to June 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	(11,955)	(207)	(12,162)
Funding of (proceeds from) revolving loans, net	(2,865)		(2,865)
Fundings of investments	21,417,740	782,343	22,200,083
Accretion of discounts and amortization of premiums	2,393		2,393
Fair value, end of period	$21,405,313	$782,136	$22,187,449

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$125,876	Market rate approach	Market interest rate	7.8%
		Market comparable companies	EBITDA multiples	10.3x
One stop loans(2)	$21,279,437	Market rate approach	Market interest rate	7.3% - 10.3% (8.5%)
		Market comparable companies	EBITDA multiples	6.9x - 30.3x (18.3x)
		Market comparable companies	Revenue multiples	9.9x - 20.2x (16.5x)
Equity(3)	$782,136	Market comparable companies	EBITDA multiples	15.0x - 23.6x (20.8x)
			Revenue multiples	15.6x - 20.2x (18.0x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $9,934,749 and $11,344,688 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $50,109 and $732,027 of equity investments using EBITDA and revenue multiples, respectively.

The above table is not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.
The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples and, to a lesser extent, revenue multiples on its debt and equity investments to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation would have resulted in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield was significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may have been lower.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, all assets and liabilities approximate fair value on the Consolidated Statement of Financial Condition due to their short maturity.

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2022, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Adviser Revolver: On April 1, 2022, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000,000 and expiration date of April 1, 2025. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR on the Adviser Revolver as of June 30, 2022 was 2.2%. As of June 30, 2022, the Company could borrow up to $40,000,000 under the Adviser Revolver. For the period from April 1, 2022 (commencement of operations) to June 30, 2022 the Company has no borrowings and made no repayments on the Adviser Revolver. As of June 30, 2022, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 8. Commitments and Contingencies

Commitments: As of June 30, 2022, the Company had outstanding commitments to fund investments totaling $6,998,664, including $916,851 of commitments on undrawn revolvers.

Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as these involve future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnifications to be remote.

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statement of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2022, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company in the future may engage in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings: In the normal course of business, the Company is subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Period from April 1, 2022 (commencement of operations) to June 30, 2022
Net asset value at beginning of period	$15.00
Distributions declared:(2)
From net investment income	(0.04)
Net investment income	0.07
Net realized gain (loss) on foreign currency transactions	0.00 ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.03)
Net asset value at end of period	$15.00
Total return based on net asset value per share(4)	0.25%
Number of common shares outstanding	3,175,069.867

Listed below are supplemental data and ratios to the financial highlights:	Period from April 1, 2022 (commencement of operations) to June 30, 2022
Ratio of net investment income to average net assets*	1.91%
Ratio of total expenses to average net assets*	3.37%
Ratio of management fee waiver to average net assets*	(0.31)%
Ratio of operating expense waiver to average net assets	(0.75)%
Ratio of net expenses to average net assets*	2.31%
Total return based on average net asset value(5)*	1.52%
Net assets at end of period	$47,626,048
Average debt outstanding	N/A
Average debt outstanding per share	N/A
Portfolio Turnover *	0.00%
Asset coverage ratio(6)	N/A
Asset coverage ratio per unit(7)	N/A
Average market value per unit (8):
Adviser Revolver	N/A

* Annualized for a period less than one year.
^ Represents an amount less than $0.01
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding at the end of the period and as of the dividend record date.
(4)Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
(5)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(6)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as of June 30, 2022 as there was no debt outstanding during the period.
(7)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as of June 30, 2022 as there was no debt outstanding during the period.
(8)Not applicable as the Adviser Revolver is not registered for public trading.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the period from April 1, 2022 (commencement of operations) to June 30, 2022:

Period from April 1, 2022 (commencement of operations) to June 30, 2022

Earnings available to stockholders	$63,862
Basic and diluted weighted average shares outstanding	1,123,117
Basic and diluted earnings per share	$0.06

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the period from April 1, 2022 (commencement of operations) to June 30, 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the period from April 1, 2022 (commencement of operations) to June 30, 2022
05/06/2022	05/06/2022	07/08/2022	734,061.334	$0.0001	$47
05/06/2022	05/20/2022	07/08/2022	734,061.334	0.0106	7,794
05/06/2022	06/24/2022	09/15/2022	2,128,923.334	0.0263	56,021
Total dividends declared for the period from April 1, 2022 (commencement of operations) to June 30, 2022					$63,862

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On July 8, 2022, the Company issued 47.994 shares of common stock through the DRIP.

On August 5, 2022, the Company’s board of directors approved amended and restated bylaws that clarify the terms of the existing forum selection provision and adopt a federal forum selection clause for causes of action arising under the Securities Act of 1933, as amended.

On May 6, 2022 and August 5, 2022, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Record Date	Payment Date	Amount Per Share
July 19, 2022	September 15, 2022	In an amount (if positive) such that the net asset value of the Company as of July 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2022 through July 31, 2022 and the payment of this distribution is $15.00 per share
August 30, 2022	November 23, 2022	In an amount (if positive) such that the net asset value of the Company as of August 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2022 through August 31, 2022 and the payment of this distribution is $15.00 per share
September 20, 2022	November 23, 2022	In an amount (if positive) such that the net asset value of the Company as of September 30, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2022 through September 30, 2022 and the payment of this distribution is $15.00 per share
October 18, 2022	December 29, 2022	In an amount (if positive) such that the net asset value of the Company as of October 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2022 through October 31, 2022 and the payment of this distribution is $15.00 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our interim and unaudited consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In this report, “we,” “us,” “our” and “GDLCU” refer to Golub Capital Direct Lending Unlevered Corporation and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the novel coronavirus, or COVID-19, pandemic;
•the effect of investments that we expect to make and the competition for those investments;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, or collectively, Golub Capital;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•general economic and political trends and other external factors, including the COVID-19 pandemic;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;
•elevating levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
•the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•the ability of GC Advisors to continue to effectively manage our business due to the disruptions caused by the COVID-19 pandemic;
•turmoil in Ukraine and Russia, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
•our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;
•general price and volume fluctuations in the stock markets;
•the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, and the rules and regulations issued thereunder and any actions toward repeal thereof; and
•the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our amended registration statement on Form 10, filed with the Securities and Exchange Commission, or the SEC, on May 17, 2022.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K. This Quarterly Report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company, we are also subject to certain constraints, including limitations imposed by the 1940 Act and after our election to be treated as a RIC, limitations imposed by the Code. We were formed in September 2021 as a Delaware limited liability company and converted to a Maryland corporation effective April 1, 2022.

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $50.0 billion in capital under management as of April 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, dated as of April 1, 2022, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market companies. We also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,”

have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which may increase our risk of losing part or all of our investment.

As of June 30, 2022, our portfolio at fair value was comprised of the following:

	As of June 30, 2022
Investment Type	Investments at Fair Value	Percentage of Total Investments
Senior secured	$125,876	0.6%
One stop	21,279,437	95.9
Equity	782,136	3.5
Total	$22,187,449	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2022, one stop loans included $11,344,688 of late stage lending loans at fair value.

Equity investments include investments in preferred equity of portfolio companies structured to have all or a majority of their expected return from contractual rates of payment on the original investment. We refer to these investments as yield oriented preferred equity investments. As of June 30, 2022, we had yield oriented preferred equity investments with a total cost basis of $331,597 with a weighted average contractual rate of approximately 12%, or the Yield Oriented Preferred Return. The Yield Oriented Preferred Return is included in net change in unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations.

As of June 30, 2022, we had debt and equity investments in 16 portfolio companies. The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value, total return based on the change in the net asset value of our stock assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our net investment income - return on equity for the period from April 1, 2022 (commencement of operations) to June 30, 2022:

Period from April 1, 2022 (commencement of operations) to June 30, 2022
Weighted average income yield(1)*	7.5%
Weighted average investment income yield(2)*	7.7%
Total return based on average net asset value(3) *	1.5%
Total return based on net asset value per share(4)	0.3%
Net investment income - return on equity(5)*	1.9%

* Annualized for periods less than one year.
(1)Represents income from interest and fees, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(3)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(4)Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
(5)Net investment income - return on equity is calculated as (a) net investment income after excise tax divided by (b) the daily average of total net assets.
For the period from April 1, 2022 (commencement of operations) to June 30, 2022, GDLCU has earned a period-to-date internal rate of return, or IRR, of 1.6% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments or derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statement of Operations.

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our short-term borrowings to the limited extent we incur such borrowings. We bear all other out-of-pocket costs and expenses of our operations and transactions including:

•reimbursement to GC Advisors of organizational and offering expenses up to an aggregate amount of $0.7 million;
•calculating our NAV (including the cost and expenses of any independent valuation firm);
•fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses include, among other items, due diligence reports, appraisal reports, any studies commissioned by GC Advisors and travel and lodging expenses, except reimbursement amounts waived by GC Advisors;
•expenses related to unsuccessful portfolio acquisition efforts;
•administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;

•transfer agent, dividend agent and custodial fees and expenses;
•U.S. federal and state registration and franchise fees;
•U.S. federal, state and local taxes;
•independent directors’ fees and expenses;
•costs of preparing and filing reports or other documents required by the SEC or other regulators;
•costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•costs associated with individual or group stockholders;
•costs associated with compliance under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;
•our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•proxy voting expenses; and
•all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

COVID-19 Pandemic

The spread of COVID-19, which was identified as a global pandemic by the World Health Organization in 2020, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. COVID-19 outbreaks have led and could lead to the re-introduction of restrictions, business closures and other quarantine measures, resulting in business and supply chain disruptions.

We and GC Advisors continue to monitor the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and future recommendations from such authorities may further impact our business operations and financial results and those of our portfolio companies. Due to certain resurgences of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19.

LIBOR Transition

In July 2017, the Financial Conduct Authority, or the FCA, announced its intention to cease sustaining the London Inter-Bank Offered Rate, or LIBOR, by the end of 2021.

In April 2018, the New York Federal Reserve Bank began publishing its alternative rate, the Secured Overnight Financing Rate, or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA.

Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.

As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments.

Furthermore, disruptions related to loans and/or other debt financing securitizations (CLOs) in the marketplace could have a material adverse effect on the ability of GC Advisors or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us.

Recent Developments

On July 8, 2022, we issued 47.994 shares of common stock through the DRIP.

On August 5, 2022, our board of directors approved amended and restated bylaws that clarify the terms of the existing forum selection provision and adopt a federal forum selection clause for causes of action arising under the Securities Act of 1933, as amended.

On May 6, 2022 and August 5, 2022, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2022	September 15, 2022	In an amount (if positive) such that our net asset value as of July 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2022 through July 31, 2022 and the payment of this distribution is $15.00 per share
August 30, 2022	November 23, 2022	In an amount (if positive) such that our net asset value as of August 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2022 through August 31, 2022 and the payment of this distribution is $15.00 per share
September 20, 2022	November 23, 2022	In an amount (if positive) such that our net asset value as of September 30, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2022 through September 30, 2022 and the payment of this distribution is $15.00 per share
October 18, 2022	December 29, 2022	In an amount (if positive) such that our net asset value as of October 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2022 through October 31, 2022 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

Consolidated operating results for the period from April 1, 2022 (commencement of operations) to June 30, 2022 are as follows:

Period from April 1, 2022 (commencement of operations) to June 30, 2022
Interest income	$77,539
Accretion of discounts and amortization of premiums	2,393
Fee income	179
Total investment income	80,111
Net expenses	—
Net investment income	80,111
Net realized gain (loss) on investment transactions	(4,087)
Net change in unrealized appreciation (depreciation) on investment transactions	(12,162)
Net increase in net assets resulting from operations	$63,862
Average earning portfolio company investments, at fair value	$4,168,797

As we commenced operations on April 1, 2022, no income was earned prior to April 1, 2022.

Expenses

The following table summarizes our expenses for the period from April 1, 2022 (commencement of operations) to June 30, 2022:

Period from April 1, 2022 (commencement of operations) to June 30, 2022
Base management fee, net of waiver	$—
Professional fees	105,563
Administrative service fee	2,242
General and administrative expenses	20,919
Operating expenses reimbursement waived	(128,724)
Net expenses	$—

As we commenced operations on April 1, 2022, no expenses were incurred prior to April 1, 2022.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the period from April 1, 2022 (commencement of operations) to June 30, 2022:

Period from April 1, 2022 (commencement of operations) to June 30, 2022
Net realized gain (loss) from investments	$(4,087)
Net realized gain (loss) from investment transactions	$(4,087)
Unrealized appreciation from investments	11,608
Unrealized (depreciation) from investments	(23,770)
Net change in unrealized appreciation (depreciation) on investment transactions	$(12,162)

During the period from April 1, 2022 (commencement of operations) to June 30, 2022, we had a net realized loss on foreign currency transactions of $4,087.

For the period from April 1, 2022 (commencement of operations) to June 30, 2022, we had $11,608 in unrealized appreciation on 3 portfolio company investments, which was offset by $23,770 in unrealized depreciation on 13 portfolio company investments. Unrealized appreciation and depreciation for the period from April 1, 2022 (commencement of operations) to June 30, 2022 primarily resulted from fees collected that decrease the cost of the investments and are amortized through the investment's maturity.

Liquidity and Capital Resources

For the period from April 1, 2022 (commencement of operations) to June 30, 2022, we experienced a net increase in cash of $25,648,344. During the period, we used $21,967,204 in operating activities, primarily as a result of fundings of portfolio investments of $22,200,083. During the same period, cash provided by financing activities was primarily as a result of proceeds from the issuance of common shares of $47,615,548.

As of June 30, 2022, we had $25,654,757 of cash. Cash is available to fund new investments, pay operating expenses and pay distributions.

As of June 30, 2022, we had investor capital subscriptions totaling $348,715,500 of which $47,626,048 had been called and contributed, leaving $301,089,452 of uncalled investor capital subscriptions.

Revolving Credit Facilities

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of June 30, 2022, we were permitted to borrow up to $40,000,000 at any one time. For the period from April 1, 2022 (commencement of operations) to June 30, 2022 the Company has no borrowings and made no repayments on the Adviser Revolver. As of June 30, 2022, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of June 30, 2022, we did not have any outstanding borrowings.

As of June 30, 2022, we had outstanding commitments to fund investments totaling $6,998,664, including $916,851 of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2022 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of June 30, 2022. As of June 30, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain and uncalled investor capital subscriptions.

Although we expect to fund the growth of our investment portfolio through net proceeds from capital calls on existing and future investor capital subscriptions and through our dividend reinvestment plan as well as future short-term borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition to capital not being available, it also could not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of June 30, 2022, we had investments in 16 portfolio companies with a total fair value of $22,187,449.

The following table shows the asset mix of our new investment commitments for the period from April 1, 2022 (commencement of operations) to June 30, 2022:

	Period from April 1, 2022 (commencement of operations) to June 30, 2022
	New Commitments	Percentage
Senior secured	$145,900	0.4%
One stop	28,561,471	96.9
Equity	782,343	2.7
Total new investment commitments	$29,489,714	100.0%

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2022 (1)
	Principal	Amortized Cost	Fair Value
Senior secured:
Performing	$127,700	$125,922	$125,876
Non-accrual(2)	—	—	—
One stop:
Performing	21,580,403	21,291,346	21,279,437
Non-accrual(2)	—	—	—
Equity	N/A	782,343	782,136
Total	$21,708,103	$22,199,611	$22,187,449

(1)As of June 30, 2022, none of our loans included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “Critical Accounting Policies — Revenue Recognition.”
As of June 30, 2022, we had no loans on non-accrual status. As of June 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 98.6%.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated during the period from April 1, 2022 (commencement of operations) to June 30, 2022:

Period from April 1, 2022 (commencement of operations) to June 30, 2022
Weighted average rate of new investment fundings	7.7%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.9%
Weighted average fees of new investment fundings	1.0%

As of June 30, 2022, 97.2% and 97.1% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2022, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $67,702,500. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ internal performance ratings:

Internal Performance Ratings
Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk factors are generally favorable.
4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected, and the risk factors are neutral to favorable.
3	Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower could be out of compliance with debt covenants; however, loan payments are generally not past due.
2	Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments could be past due (but generally not more than 180 days past due).
1	Involves a borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

For any investment rated 1, 2 or 3, GC Advisors will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions.

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our board of directors review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2022:

As of June 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments
5	$—	—%
4	22,187,449	100.0
3	—	—
2	—	—
1	—	—
Total	$22,187,449	100.0%

Distributions

We intend to make periodic distributions to our stockholders as determined by our board of directors. For additional information on distributions, see “Critical Accounting Policies - Income Taxes.”

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, the asset coverage requirements applicable to us as a business development company under the 1940 Act could potentially limit our ability to make distributions.

If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations can differ from net investment income and realized gains recognized for financial reporting purposes. Differences are permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

To the extent our taxable earnings fall below the total amount of our distributions for any tax year, a portion of those distributions could be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders could be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, our stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Each of Mr. Lawrence Golub, our chairman, and Mr. David Golub, our president and chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
•GC Advisors has agreed to irrevocably waive 100.0% of the base management fee payable pursuant to the Investment Advisory Agreement for the period prior to the April 1, 2023; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2023 to March 31, 2024; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2024 to March 31, 2025, or the Base Management Fee Waivers.
•GC Advisors and the Administrator have agreed to irrevocably waive (1) reimbursement of all expenses pursuant to the Investment Advisory Agreement or Administration Agreement, as applicable, and (2) in the case of GC Advisors, fees payable pursuant to the Investment Advisory Agreement, net of the Base Management Fee Waivers until the aggregate amount of such waived fees and expense reimbursements equals $1.0 million.
•Golub Capital LLC provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•Under a staffing agreement, or the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.
•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement with us for $25,000,000. As of June 30, 2022, we have issued 242,468.200 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $3,637,023.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (Nasdaq: GBDC), Golub Capital BDC 3, Inc., Golub Capital Direct Lending Corporation and Golub Capital BDC 4, Inc., all of which focus on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, most of our officers and directors serve in similar capacities for Golub Capital BDC, Inc., Golub Capital BDC 3, Inc., Golub Capital Direct Lending Corporation and Golub Capital BDC 4, Inc.. If GC Advisors and its affiliates determine that an investment is appropriate for us and for other such accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our and GC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the General Corporation Law of the State of Maryland.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Fair Value Measurements

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by our board of directors under our valuation policy and process.

Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.

Our board of directors is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring. Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors. The audit committee of our board of directors reviews these preliminary valuations. At least once annually, the valuation for each portfolio investment, subject to a de minimis threshold, is reviewed by an independent valuation firm. The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Determination of fair values involves subjective judgments and estimates. Under current accounting standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

We follow ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3: Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the period from April 1, 2022 (commencement of operations) to June 30, 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations will be subject to review by an independent valuation firm and each portfolio company will be subject to review at least once on during a trailing twelve-month period. Investments originated during the period from April 1, 2022 (commencement of operations) to June 30, 2022 were not subject to review by an independent valuation firm. As of June 30, 2022, all investments were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, we may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA may include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, we will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, we use a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, we may base our valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. We generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which such investment had previously been recorded.

Our investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

In connection with each sale of shares of our common stock, we make a determination that we are not selling shares of our common stock at a price below the then-current net asset value per share of common stock at the time at which the sale is made or otherwise in violation of the 1940 Act. GC Advisors will consider the following factors, among others, in making such determination:

•The net asset value of our common stock disclosed in the most recent periodic report filed with the SEC;
•Its assessment of whether any change in the net asset value per share of our common stock has occurred (including through the realization of gains on the sale of portfolio securities) during the period beginning on the date of the most recently disclosed net asset value per share of our common stock and ending two days prior to the date of the sale; and

•The magnitude of the difference between the sale price of the shares of common stock and management’s assessment of any change in the net asset value per share of our common stock during the period discussed above.

Valuation of Other Financial Assets and Liabilities

Fair value of our debt is estimated using Level 3 inputs by discounting remaining payments using applicable implied market rates.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statement of Operations.

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of June 30, 2022, we had no portfolio company investments on non-accrual status.

Income taxes:

We intend to elect to be treated as a RIC under Subchapter M of the Code and will operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the period from April 1, 2022 (commencement of operations) to June 30, 2022, we did not incur any U.S federal excise tax.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification may result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2022, the weighted average floor on the loans subject to floating interest rates was 0.93%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2022 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates on our investment portfolio.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
Down 25 basis points	$(54,270)
Up 50 basis points	108,541
Up 100 basis points	217,081
Up 150 basis points	325,621
Up 200 basis points	434,162

(1)Assumes applicable three-month base rate as of June 30, 2022, with the exception of SONIA and Prime that utilize the June 30, 2022 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other short-term borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We could in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4. Controls and Procedures.

As of June 30, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of our and their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Item 1A. Risk Factors in our amended registration statement on Form 10, filed with the SEC on May 17, 2022, together with all of the other information included in this report. The risks set out below and in our amended registration statement on Form 10 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below and in our amended registration statement on Form 10 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.
Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

3.2	Amended and Restated Bylaws approved on August 5, 2022 by the Board of Directors of Golub Capital Direct Lending Unlevered Corporation	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Unlevered Corporation

Date: August 12, 2022	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)