Form 10-Q
period 2022-12-31
Golub Capital Direct Lending Unlevered Corp
filed 2023-02-14
CIK 1901606

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022
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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of February 14, 2023, the Registrant had 6,252,279.571 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	December 31, 2022	September 30, 2022
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $74,938,316 and $54,268,362, respectively)	$74,702,815	$53,989,670
Cash	4,820,434	14,625,142
Foreign currencies (cost of $67,586 and $4,455, respectively)	55,729	4,455
Cash collateral for forward currency contracts	250,000	—
Interest receivable	430,178	286,885
Deferred offering costs	169,713	175,665
Other assets	13,733	7,172
Total Assets	$80,442,602	$69,088,989
Liabilities
Unrealized depreciation on forward currency contracts	$212,154	$—
Distributions payable	580,139	328,015
Accounts payable and accrued expenses	175,735	165,579
Accrued trustee fees	39,000	18,000
Total Liabilities	1,007,028	511,594
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2022 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 5,295,704.904 and 4,571,826.354 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	5,296	4,572
Paid in capital in excess of par	79,430,278	68,572,823
Distributable earnings (losses)	—	—
Total Net Assets	79,435,574	68,577,395
Total Liabilities and Total Net Assets	$80,442,602	$69,088,989
Number of common shares outstanding	5,295,704.904	4,571,826.354
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statement of Operations (unaudited)

Three months ended December 31, 2022
Investment income
Interest income	$1,712,693
Dividend income	10.212
Fee income	4,328
Total investment income	1,727,233
Expenses
Base management fee	168,628
Incentive fee	169,723
Professional fees	156,665
Administrative service fee	16,069
General and administrative expenses	22,238
Total expenses	533,323
Base management fee waived (Note 4)	(168,628)
Incentive fee waived (Note 4)	(169,723)
Operating expenses reimbursement waived (Note 4)	(194,972)
Net expenses	—
Net investment income - before tax	1,727,233
Excise tax	30,000
Net investment income - after tax	1,697,233
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	9,352
Net realized gain (loss) on investment transactions	9,352
Net change in unrealized appreciation (depreciation) from:
Investments	(167,734)
Forward currency contracts	(212,154)
Translation of assets and liabilities in foreign currencies	210,925
Net change in unrealized appreciation (depreciation) on investment transactions	(168,963)
Net gain (loss) on investment transactions	(159,611)
Net increase (decrease) in net assets resulting from operations	$1,537,622
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.31
Basic and diluted weighted average common shares outstanding (Note 11)	4,947,000

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statement of Changes in Net Assets (unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	4,571,826.354	$4,572	$68,572,823	$—	$68,577,395
Issuance of common stock	717,431.000	717	10,760,748	—	10,761,465
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,697,233	1,697,233
Net realized gain (loss) on investment transactions	—	—	—	9,352	9,352
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(168,963)	(168,963)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	6,447.550	7	96,707	—	96,714
Distributions from distributable earnings (losses)	—	—	—	(957,483)	(957,483)
Distributions declared and payable	—	—	—	(580,139)	(580,139)
Total increase (decrease) for the three months ended December 31, 2022	723,878.550	724	10,857,455	—	10,858,179
Balance at December 31, 2022	5,295,704.904	$5,296	$79,430,278	$—	$79,435,574

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)

Three months ended December 31, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,537,622
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts and amortization of premiums	(60,867)
Net realized (gain) loss on foreign currency transactions	(9,352)
Net change in unrealized (appreciation) depreciation on investments	167,734
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(210,925)
Net change in unrealized (appreciation) depreciation on forward currency contracts	212,154
Proceeds from (fundings of) revolving loans, net	(39,345)
Fundings of investments	(21,861,844)
Proceeds from principal payments of portfolio investments	1,359,592
PIK interest	(57,278)
Non-cash dividends	(10,212)
Changes in operating assets and liabilities:
Cash collateral for forward currency contracts	(250,000)
Interest receivable	(143,293)
Deferred offering costs	5,952
Other assets	(6,561)
Accounts payable and accrued expenses	10,156
Accrued trustee fees	21,000
Net cash provided by (used in) operating activities	(19,335,467)
Cash flows from financing activities
Proceeds from issuance of common shares	10,761,465
Distributions paid	(1,188,784)
Net cash provided by (used in) financing activities	9,572,681
Net change in cash and foreign currencies	(9,762,786)
Effect of foreign currency exchange rates	9,352
Cash and foreign currencies, beginning of period	14,629,597
Cash and foreign currencies, end of period	$4,876,163
Supplemental disclosure of cash flow information:
Distributions declared during the period	$1,537,622
Supplemental disclosure of non-cash operating and financing activity:
Stock issued in connection with dividend reinvestment plan	$96,714
Change in distributions payable	$252,124
The following table provides a reconciliation of cash and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	As of
	December 31, 2022	September 30, 2022
Cash	$4,820,434	$14,625.142
Foreign currencies (cost of $67,586 and $4,455, respectively)	55,729	4.455
Total cash and foreign currencies shown in the Consolidated Statement of Cash Flows	$4,876,163	$14,629,597
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF + 5.50%	(h)	10.29%	07/2029	$2,260,800	$2,239,694	2.7%	$2,170,368
National Express Wash Parent Holdco, LLC	One stop	SF + 5.50%	(h)	10.22%	07/2029	1,071,467	1,056,463	1.3	1,007,179
National Express Wash Parent Holdco, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2029	—	(1,232)	—	(5,280)
Spotless Brands, LLC	One stop	SF + 6.50%	(g)	10.71%	07/2028	767,150	752,927	0.9	759,479
Spotless Brands, LLC	One stop	SF + 6.50%	(f)(g)	11.12%	07/2028	83,275	82,503	0.1	82,443
Spotless Brands, LLC	One stop	SF + 6.50%	(g)	10.71%	07/2028	61,722	61,150	0.1	61,105
Spotless Brands, LLC(5)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(328)	—	(177)
						4,244,414	4,191,177	5.1	4,075,117
Diversified Consumer Services
DP Flores Holdings, LLC	One stop	SF + 6.50%	(h)	11.23%	09/2028	1,856,900	1,825,885	2.3	1,856,900
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(1,031)	—	—
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(10,225)	—	—
HS Spa Holdings, Inc.	One stop	SF + 5.75%	(h)	10.45%	06/2029	479,889	471,091	0.6	470,291
HS Spa Holdings, Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2028	—	(1,245)	—	(1,041)
NSG Buyer, Inc.	One stop	SF + 6.50%	(f)	10.92%	11/2029	3,998,077	3,910,243	5.0	3,958,097
NSG Buyer, Inc. (5)	One stop	SF + 6.50%		N/A(6)	11/2029	—	(9,292)	—	(9,519)
NSG Buyer, Inc. (5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(486)	—	(500)
						6,334,866	6,184,940	7.9	6,274,228
Diversified Financial Services
Avalara, Inc.	One stop	SF + 7.25%	(g)	11.83%	10/2028	769,900	751,302	0.9	750,653
Avalara, Inc.(5)	One stop	SF + 7.25%		N/A(6)	10/2028	—	(1,860)	—	(1,925)
						769,900	749,442	0.9	748,728
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF + 6.75%	(f)	10.97%	11/2028	1,593,817	1,547,333	1.9	1,546,003
CST Holding Company	One stop	SF + 6.75%	(f)	10.97%	11/2028	5,000	3,542	—	3,500
						1,598,817	1,550,875	1.9	1,549,503
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF + 5.50%	(f)	9.82%	05/2028	256,757	254,458	0.3	256,757
Coding Solutions Acquisition, Inc.	One stop	SF + 5.50%	(f)	9.82%	05/2028	7,400	7,223	—	7,400
Coding Solutions Acquisition, Inc.(5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(495)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Color Intermediate, LLC	One stop	SF + 5.50%	(g)	10.18%	10/2029	$734,800	$720,621	0.9%	$705,408
Plasma Buyer LLC	One stop	SF + 5.75%	(f)	10.07%	05/2029	264,332	259,530	0.3	256,403
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(525)	—	(703)
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(624)	—	(2,061)
						1,263,289	1,240,188	1.5	1,223,204
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF + 6.25%	(g)	10.76%	08/2028	1,305,528	1,293,276	1.6	1,292,473
Belmont Instrument, LLC	One stop	P + 5.25%	(b)	12.75%	08/2028	9,210	8,634	—	8,596
						1,314,738	1,301,910	1.6	1,301,069
Healthcare Providers and Services
Community Care Partners, LLC	One stop	SF + 6.00%	(f)	10.44%	06/2026	144,838	143,738	0.2	141,943
Community Care Partners, LLC(5)	One stop	SF + 6.00%		N/A(6)	06/2026	—	(162)	—	(428)
						144,838	143,576	0.2	141,515
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF + 6.00%	(h)	9.19%	08/2028	473,513	469,110	0.6	473,514
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(585)	—	—
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(1,178)	—	—
ESN Venture Holdings, LLC	One stop	SF + 6.50%	(g)	11.08%	10/2028	1,442,151	1,422,753	1.8	1,424,125
ESN Venture Holdings, LLC	One stop	SF + 6.50%	(g)	11.06%	10/2028	9,813	8,753	—	8,894
ESN Venture Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	10/2028	—	(11,788)	—	(9,023)
Health Buyer, LLC	Senior loan	SF + 5.25%	(g)(h)	10.29%	04/2029	127,381	125,642	0.2	122,286
Health Buyer, LLC	Senior loan	SF + 5.25%	(f)	9.66%	04/2028	9,246	9,001	—	8,651
						2,062,104	2,021,708	2.6	2,028,447
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	L + 6.00%	(a)	10.73%	07/2027	241,846	237,491	0.3	241,846
Dwyer Instruments, Inc.	One stop	L + 6.00%	(a)	10.73%	07/2027	4,754	4,206	—	4,754
Dwyer Instruments, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2027	—	(548)	—	—
Excelitas Technologies Corp.	One stop	SF + 5.75%	(g)	10.12%	08/2029	681,340	667,854	0.9	674,527
Excelitas Technologies Corp.(7)(8)	One stop	E + 5.75%	(c)	7.55%	08/2029	120,529	114,053	0.2	119,324
Excelitas Technologies Corp.	One stop	SF + 5.75%	(b)(g)	10.70%	08/2028	37,244	36,629	—	36,827
Excelitas Technologies Corp.(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(1,241)	—	(1,314)
						1,085,713	1,058,444	1.4	1,075,964
Insurance
Captive Resources Midco, LLC(17)	One stop	SF + 5.75%	(f)	4.78% cash/5.29% PIK	07/2029	3,868,031	3,796,149	4.8	3,790,674
Captive Resources Midco, LLC(5)	One stop	SF + 5.75%		N/A(6)	07/2028	—	(2,239)	—	(2,445)
						3,868,031	3,793,910	4.8	3,788,229
IT Services
Critical Start, Inc.(17)	One stop	SF + 5.75%	(f)	6.94% cash/3.13% PIK	05/2028	202,620	200,825	0.2	198,568
Critical Start, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(398)	—	(890)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E + 7.07%	(d)	3.57% cash/3.82% PIK	07/2029	$772,258	$713,975	1.0%	$756,814
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E + 6.50%		N/A(6)	01/2029	—	(1,164)	—	(1,785)
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E + 6.50%		N/A(6)	07/2029	—	(1,426)	—	(2,611)
Netwrix Corporation	One stop	SF + 5.00%	(h)	9.70%	06/2029	3,604,121	3,575,286	4.5	3,568,080
Netwrix Corporation	One stop	SF + 5.00%	(g)	9.53%	06/2029	214,644	206,872	0.2	200,856
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(1,076)	—	(1,170)
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(f)	15.07%	10/2026	224,149	220,182	0.3	224,149
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(f)	15.07%	10/2026	21,726	21,727	—	21,727
ReliaQuest Holdings, LLC(5)	One stop	SF + 10.75%		N/A(6)	10/2026	—	(297)	—	—
Zarya Holdco, Inc.	Senior loan	SF + 6.50%	(g)	10.90%	07/2027	300,126	300,126	0.4	297,125
Zarya Holdco, Inc.(5)	Senior loan	SF + 6.50%		N/A(6)	07/2027	—	—	—	(292)
						5,339,644	5,234,632	6.6	5,260,571
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF + 6.50%	(g)	10.64%	11/2029	4,273,770	4,169,555	5.3	4,209,664
Celerion Buyer, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(1,216)	—	(750)
Celerion Buyer, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2029	—	(16,490)	—	(10,143)
						4,273,770	4,151,849	5.3	4,198,771
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF + 5.50%	(g)	10.08%	05/2029	794,416	779,903	1.0	769,211
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF + 5.75%	(f)	10.07%	05/2029	20,958	19,427	—	19,282
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(1,093)	—	(3,800)
						815,374	798,237	1.0	784,693
Professional Services
bswift, LLC	One stop	SF + 6.63%	(g)	10.81%	11/2028	331,300	321,191	0.4	320,931
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%	(h)	9.06%	10/2027	152,961	150,557	0.2	140,157
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%		N/A(6)	10/2027	—	—	—	—
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%		N/A(6)	10/2027	—	—	—	—
DISA Holdings Corp.	Senior loan	SF + 5.50%	(f)	9.79%	09/2028	227,868	223,503	0.3	224,450
DISA Holdings Corp.	Subordinated debt	SF + 10.00%	(f)	14.22%	03/2029	50,000	48,536	0.1	48,500
DISA Holdings Corp.	Senior loan	SF + 5.50%	(f)	9.67%	09/2028	13,133	12,771	—	12,752
DISA Holdings Corp.	One stop	SF + 5.50%	(f)	9.73%	09/2028	9,200	8,738	—	8,726
DISA Holdings Corp.	Senior loan	SF + 5.50%	(f)	9.82%	09/2028	826	300	—	413
						785,288	765,596	1.0	755,929
Software
Anaplan, Inc.	One stop	SF + 6.50%	(f)	10.82%	06/2029	9,257,118	9,171,574	11.4	9,071,979
Anaplan, Inc.(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(1,800)	—	(3,008)
Armstrong Bidco Limited(7)(8)(9)	One stop	SN + 5.25%	(e)	8.68%	06/2029	618,772	609,029	0.8	600,209
Armstrong Bidco Limited(7)(8)(9)	One stop	SN + 5.25%	(e)	8.68%	06/2029	250,573	235,077	0.3	240,888
GTY Technology Holdings, Inc.(17)	One stop	SF + 6.88%	(g)	7.16% cash/4.30% PIK	07/2029	1,842,197	1,808,628	2.3	1,823,777
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GTY Technology Holdings, Inc.(17)	One stop	SF + 6.88%	(g)	7.08% cash/4.30% PIK	07/2029	$1,202,723	$1,177,443	1.5%	$1,190,696
GTY Technology Holdings, Inc.(17)	One stop	SF + 6.88%	(g)	7.16% cash/4.30% PIK	07/2029	220,504	218,469	0.3	218,299
GTY Technology Holdings, Inc.(5)	One stop	SF + 6.25%		N/A(6)	07/2029	—	(1,397)	—	(751)
ICIMS, Inc.(17)	One stop	SF + 7.25%	(g)	7.64% cash/3.88% PIK	08/2028	3,082,600	3,031,193	3.8	3,051,774
ICIMS, Inc.(5)	One stop	SF + 7.25%		N/A(6)	08/2028	—	(808)	—	(985)
ICIMS, Inc.(5)	One stop	SF + 7.25%		N/A(6)	08/2028	—	—	—	(8,189)
IQN Holding Corp.	One stop	SF + 5.25%	(g)	9.65%	05/2029	718,324	711,828	0.9	703,959
IQN Holding Corp.	One stop	SF + 5.50%	(g)	9.71%	05/2029	25,480	21,717	—	18,716
IQN Holding Corp. (5)	One stop	SF + 5.25%		N/A(6)	05/2028	—	(529)	—	(894)
Island Bidco AB(7)(8)(11)(17)	One stop	E + 7.25%	(d)	2.75% cash/7.25% PIK	07/2028	372,274	359,191	0.5	368,553
Island Bidco AB(7)(11)(17)	One stop	SF + 7.00%	(g)(h)	8.29% cash/3.50% PIK	07/2028	183,808	182,159	0.2	181,971
Island Bidco AB(5)(7)(11)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(267)	—	(292)
Island Bidco AB(5)(7)(8)(11)	One stop	E + 6.50%		N/A(6)	07/2028	—	(516)	—	(579)
Kaseya Inc.	One stop	SF + 5.75%	(g)	10.33%	06/2029	1,784,800	1,759,522	2.2	1,749,104
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(995)	—	(2,152)
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(995)	—	(2,152)
PING Identity Holding Corp.	One stop	SF + 7.00%	(f)	11.32%	10/2029	641,698	632,203	0.8	633,677
PING Identity Holding Corp.(5)	One stop	SF + 7.00%		N/A(6)	10/2028	—	(774)	—	(802)
Quant Buyer, Inc.	One stop	SF + 5.50%	(g)	9.90%	06/2029	2,706,172	2,681,353	3.3	2,615,326
Quant Buyer, Inc.	One stop	SF + 5.50%	(g)	9.90%	06/2029	2,279,986	2,259,075	2.8	2,203,447
Quant Buyer, Inc.(5)	One stop	SF + 5.50%		N/A(6)	06/2029	—	(918)	—	(3,363)
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN + 5.75%	(e)	9.18%	07/2029	668,643	641,165	0.8	661,957
Rainforest Bidco Limited(7)(9)	One stop	SF + 5.75%	(g)	8.79%	07/2029	130,576	128,902	0.1	129,271
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN + 5.75%		N/A(6)	07/2029	—	(1,497)	—	(494)
SailPoint Technologies Holdings, Inc.	One stop	SF + 6.25%	(f)	10.58%	08/2029	3,893,507	3,818,832	4.7	3,737,767
SailPoint Technologies Holdings, Inc.(5)	One stop	SF + 6.25%		N/A(6)	08/2028	—	(998)	—	(4,259)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF + 6.50%	(h)	9.64%	07/2028	552,300	538,204	0.7	552,300
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(232)	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(2,882)	—	—
Zendesk, Inc.	One stop	SF + 6.50%	(g)	11.04%	11/2028	3,960,000	3,882,245	4.9	3,880,800
Zendesk, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(982)	—	(1,000)
Zendesk, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(9,719)	—	(9,900)
						34,392,055	33,842,500	42.3	33,595,650
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF + 5.75%	(f)(g)	10.11%	08/2029	3,314,756	3,256,165	4.1	3,248,462
PPV Intermediate Holdings, LLC(17)	One stop	N/A		13.00%	08/2030	379,436	370,736	0.4	368,054
PPV Intermediate Holdings, LLC	One stop	SF + 5.75%	(f)	10.07%	08/2029	64,269	59,737	0.1	59,508
PPV Intermediate Holdings, LLC(5)(17)	One stop	N/A		13.00%	08/2030	414	(1,036)	—	(3,231)
PPV Intermediate Holdings, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(8,858)	—	(8,944)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC	One stop	SF + 5.75%	(g)	10.33%	08/2028	$2,561,081	$2,536,908	3.2%	$2,535,471
Salon Lofts Group, LLC	One stop	SF + 5.75%	(g)	10.22%	08/2028	41,737	41,344	—	41,321
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(1,159)	—	(1,228)
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(11,968)	—	(12,679)
						6,361,693	6,241,869	7.8	6,226,734

Total debt investments						$74,654,534	$73,270,853	91.9%	$73,028,352

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	N/A	438	$43,800	0.1%	$46,137

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A	N/A	50,171	50,171	0.1	50,171
HS Spa Holdings, Inc.	Common Stock	N/A	N/A	N/A	33,412	33,412	—	33,679
NSG Buyer, Inc.	LP units	N/A	N/A	N/A	372	372,024	0.5	372,024
						455,607	0.6	455,874
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A	N/A	16,700	16,700	—	18,049
Netwrix Corporation	LLC units	N/A	N/A	N/A	8,231	16,697	—	16,720
						33,397	—	34,769
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A	N/A	186,012	186,012	0.2	186,012
Celerion Buyer, Inc.	LP units	N/A	N/A	N/A	186,012	—	—	—
						186,012	0.2	186,012
Software
Anaplan, Inc.	LP Interest	N/A	N/A	N/A	363,726	363,933	0.5	363,726
Cynet Security Ltd.(7)(12)	Preferred Stock	N/A	N/A	N/A	8,828	31,432	—	32,717
GTY Technology Holdings, Inc.	LP units	N/A	N/A	N/A	27,082	27,082	—	28,943
Kaseya Inc.(16)	Preferred Stock	N/A	11.75% Non-Cash	N/A	340	341,809	0.5	350,751
Kaseya Inc.	LP Interest	N/A	N/A	N/A	20,004	20,014	—	21,219
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A	N/A	N/A	29	11,056	—	6,872
Zendesk, Inc.	LP units	N/A	N/A	N/A	9,084	90,839	0.1	90,839
						886,165	1.1	895,067
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A	N/A	62	62,482	0.1	56,604

Total equity investments						$1,667,463	2.1%	$1,674,463

Total investments					$74,654,534	$74,938,316	94.0%	$74,702,815

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Prime (P”), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars, which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2022, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2022, as the loan may have priced or repriced based on an index rate prior to December 31, 2022.
(a) Denotes that all or a portion of the contract was indexed to the 90-day LIBOR, which was 4.77% as of December 31, 2022.
(b) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of December 31, 2022.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.13% as of December 31, 2022.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.69% as of December 31, 2022.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.43% as of December 31, 2022.
(f) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.36% as of December 31, 2022.
(g) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.59% as of December 31, 2022.
(h) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.78% as of December 31, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2022.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 6. Fair Value Measurements.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of December 31, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, total non-qualifying assets at fair value represented 5.6% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(14)Equity investments are non-income producing securities, unless otherwise noted.
(15)Ownership of certain equity investments occurs through a holding company or partnership.
(16)The Company holds an equity investment that is income producing.
(17)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2022.

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

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to SOFR, EURIBOR, SONIA or LIBOR denominated in U.S. dollars, which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2022, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2022, as the loan may have priced or repriced based on an index rate prior to September 30, 2022.
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
(g) Denotes that all or a portion of the loan was indexed to the 30-day Term SOFR which was 3.04% as of September 30, 2022.
(h) Denotes that all or a portion of the loan was indexed to the 90-day Term SOFR which was 3.59% as of September 30, 2022.
(i) Denotes that all or a portion of the loan was indexed to the 180-day Term SOFR which was 3.99% as of September 30, 2022.
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
(7)The investment is treated as a non-qualifying asset under the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, total non-qualifying assets at fair value represented 5.7% of the Company’s total assets calculated in accordance with the 1940 Act.
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

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1.    Organization

Golub Capital Direct Lending Unlevered Corporation (“GDLCU” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on April 1, 2022. On April 1, 2022, the date of commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GDLCU’s common stock in private placements. In addition, for U.S. federal income tax purposes, GDLCU intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with the fiscal year ended September 30, 2022.

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the period ended September 30, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 7. Fair Value Measurements.

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.
Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations.

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

Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the contracts are included in the Consolidated Statement of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The primary risks associated with forward currency contracts include failure of the counterparty to meet the terms of the contract and the value of the foreign currency changing unfavorably. These risks can exceed the amounts reflected in the Consolidated Statements of Financial Condition.

Refer to Note 6 for more information regarding the forward currency contracts.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2022, interest income included $60,867 of accretion of discounts. For the three months ended December 31, 2022, the Company received loan origination fees of $482,435.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2022, the Company capitalized PIK interest of $57,278 into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three months ended December 31, 2022, the Company received no prepayment premiums.

For the three months ended December 31, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amount of $1,455,583.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2022, the Company capitalized PIK and non-cash dividends of $10,212 into the cost basis of certain preferred equity investments. For the three months ended December 31, 2022, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from equity investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the entity prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment.

For the three months ended December 31, 2022, the Company received no dividend income in cash, and did not receive any return of capital cash distributions.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2022 and September 30, 2022, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2022, $30,000 was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2022.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three months ended December 31, 2022, the Company amortized $18,984 of deferred offering costs, which are included in professional fees on the Consolidated Statement of Operations.

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

As of December 31, 2022 and September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2022		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$358,715,500	$79,310,443	$348,715,500	$68,548,978

As of December 31, 2022 and September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 22.1% and 19.7%, respectively, and the Company had uncalled capital commitments of $279,405,057 and $280,166,522, respectively.

The following table summarizes the shares of GDLCU common stock issued for the three months ended December 31, 2022:

	Date	Shares Issued	NAV ($) per share	Proceeds
Shares issued for the three months ended December 31, 2022
Issuance of shares	11/14/22	717,431.000	15.00	$10,761,465
Shares issued for capital drawdowns		717,431.000		$10,761,465
Issuance of shares	11/23/22	1,664.799	15.00	$24,973
Issuance of shares	12/29/22	4,782.751	15.00	71,741
Shares issued through DRIP		6,447.550		$96,714

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three months ended December 31, 2022, the base management fee incurred by the Company was $168,628, and the base management fee irrevocably waived by the Investment Adviser was $168,628.

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

For the three months ended December 31, 2022, the Income Incentive Fee incurred was $169,723. For the three months ended December 31, 2022, $169,723 of the Income Incentive Fee was irrevocably waived by the Investment Adviser in connection with the Operating Expenses Reimbursement Waiver as defined in the other related party transactions section below.

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

For the three months ended December 31, 2022, there was no accrual for the capital gain incentive fee under GAAP.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of December 31, 2022 and September 30, 2022. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to December 31, 2022.

As of December 31, 2022, and September 30, 2022, there was no accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. The Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company's allocable portion of the cost of its chief financial

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of December 31, 2022, and September 30, 2022, there were no amounts included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement, as a result of the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $56,183 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of December 31, 2022, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $208,231.

The Administrator and Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement, trustee fees, and fees payable pursuant to the Investment Advisory Agreement, net of the base management fee waivers described above, until the aggregate amount of such waived expense reimbursements equals $1,000,000 (the “Operating Expenses Reimbursement Waiver”). For the three months ended December 31, 2022, the Administrator and Investment Adviser waived the reimbursement of $194,972 in operating expenses. As of December 31, 2022, the total operating expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived under the Operating Expenses Reimbursement Waiver totaled $850,730.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the three months ended December 31, 2022. As of December 31, 2022 and September 30, 2022, there were no amounts included in accounts payable and accrued expenses for reimbursable expenses, net of the Operating Expenses Reimbursement Waiver, that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000,000. As of December 31, 2022, GGP Class B-P, LLC has an aggregate commitment of $25,010,500. As of December 31, 2022, the Company has issued 392,531.200 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $5,887,968 and has also issued 8,342.037 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of December 31, 2022, permits the Company to borrow a maximum of $40,000,000 and expires on April 1, 2025. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 5.    Investments

Investments as of December 31, 2022 and September 30, 2022 consisted of the following:

	As of December 31, 2022			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$678,580	$671,343	$665,385	$573,072	$567,404	$560,771
One stop	73,925,954	72,550,974	72,314,467	53,433,895	52,692,591	52,400,764
Subordinated debt	50,000	48,536	48,500	—	—	—
Equity	N/A	1,667,463	1,674,463	N/A	1,008,367	1,028,135
Total	$74,654,534	$74,938,316	$74,702,815	$54,006,967	$54,268,362	$53,989,670

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of December 31, 2022		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$11,253,690	15.0%	$7,080,362	13.0%
Midwest	9,430,984	12.6	7,435,161	13.7
Northeast	13,965,684	18.6	12,164,952	22.4
Southeast	12,465,621	16.6	6,342,481	11.7
Southwest	4,763,578	6.4	4,297,622	7.9
West	18,818,316	25.1	13,018,439	24.0
United Kingdom	1,612,676	2.2	1,338,700	2.5
Luxembourg	798,237	1.1	778,554	1.4
Sweden	1,251,952	1.7	1,235,297	2.3
Israel	31,432	0.0 *	31,432	0.1
Denmark	546,146	0.7	545,362	1.0
Total	$74,938,316	100.0%	$54,268,362	100.0%
Fair Value:
United States
Mid-Atlantic	$11,307,782	15.1%	$7,127,929	13.2%
Midwest	9,427,602	12.6	7,430,867	13.8
Northeast	13,870,656	18.6	12,054,680	22.3
Southeast	12,413,405	16.7	6,342,591	11.8
Southwest	4,671,846	6.3	4,329,390	8.0
West	18,701,040	25.0	12,907,169	23.9
United Kingdom	1,631,831	2.2	1,245,492	2.3
Luxembourg	784,693	1.1	776,407	1.4
Sweden	1,302,071	1.7	1,199,264	2.2
Israel	32,717	0.0 *	31,430	0.1
Denmark	559,172	0.7	544,451	1.0
Total	$74,702,815	100.0%	$53,989,670	100.0%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2022 and September 30, 2022 were as follows:

	As of December 31, 2022		As of September 30, 2022
Amortized Cost:
Automobiles	$4,234,977	5.7%	$3,112,370	5.7%
Diversified Consumer Services	6,640,547	8.9	3,606,847	6.7
Diversified Financial Services	749,442	1.0	—	—
Electronic Equipment, Instruments and Components	1,550,875	2.1	—	—
Health Care Technology	1,240,188	1.6	518,627	1.0
Healthcare Equipment and Supplies	1,301,910	1.7	1,295,367	2.4
Healthcare Providers and Services	143,576	0.2	143,841	0.3
Hotels, Restaurants and Leisure	2,021,708	2.7	595,150	1.1
Industrial Conglomerates	1,058,444	1.4	1,047,989	1.9
Insurance	3,793,910	5.1	3,800,618	7.0
IT Services	5,268,029	7.0	4,800,501	8.8
Life Sciences Tools & Services	4,337,861	5.8	—	—
Pharmaceuticals	798,237	1.1	778,554	1.4
Professional Services	765,596	1.0	284,781	0.5
Software	34,728,665	46.3	28,379,618	52.3
Specialty Retail	6,304,351	8.4	5,904,099	10.9
Total	$74,938,316	100.0%	$54,268,362	100.0%

	As of December 31, 2022		As of September 30, 2022
Fair Value:
Automobiles	$4,121,254	5.5%	$3,110,619	5.8%
Diversified Consumer Services	6,730,102	9.0	3,619,523	6.7
Diversified Financial Services	748,728	1.0	—	—
Electronic Equipment, Instruments and Components	1,549,503	2.1	—	—
Health Care Technology	1,223,204	1.6	513,252	1.0
Healthcare Equipment and Supplies	1,301,069	1.7	1,295,098	2.4
Healthcare Providers and Services	141,515	0.2	143,536	0.3
Hotels, Restaurants and Leisure	2,028,447	2.7	588,369	1.1
Industrial Conglomerates	1,075,964	1.4	1,050,133	2.0
Insurance	3,788,229	5.1	3,797,726	7.0
IT Services	5,295,340	7.1	4,777,414	8.8
Life Sciences Tools & Services	4,384,783	5.9	—	—
Pharmaceuticals	784,693	1.1	776,407	1.4
Professional Services	755,929	1.0	287,247	0.5
Software	34,490,717	46.2	28,127,900	52.1
Specialty Retail	6,283,338	8.4	5,902,446	10.9
Total	$74,702,815	100.0%	$53,989,670	100.0%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 6.    Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

The outstanding forward currency contracts as of December 31, 2022 were as follows:

As of December 31, 2022
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£1,125,000	GBP	$1,246,950	USD	10/13/2023	$—	$(113,006)
Macquarie Bank Limited	€1,150,000	EUR	$1,148,218	USD	10/13/2023	—	(99,148)
						$—	$(212,154)

There were no outstanding forward currency contracts as of September 30, 2022.

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with its derivative counterparty, Macquarie Bank Limited (“Macquarie”). The ISDA Master Agreement is a bilateral agreement between the Company and Macquarie that governs over the counter (“OTC”) derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from Macquarie, if any, is included in the Consolidated Statements of Financial Condition as cash collateral for forward currency contracts. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2022.

As of December 31, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(212,154)	$(212,154)	$212,154	$—

(1)The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the three months ended December 31, 2022 on the Consolidated Statement of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31, 2022
Foreign exchange	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31, 2022
Foreign exchange	$(212,154)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2022:

Average U.S. Dollar notional outstanding	Three months ended December 31, 2022
Forward currency contracts	$2,134,823

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

Note 7.    Fair Value Measurements

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. Investments originated during the period from April 1, 2022 (commencement of operations) to June 30, 2022 were not subject to review by an independent valuation firm. All investments as of December 31, 2022, with the exception of forward currency contracts (Level 2 investments), were valued using Level 3 inputs. All investments as of September 30, 2022 were valued using Level 3 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2022 and September 30, 2022:

As of December 31, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$73,028,352	$73,028,352
Equity investments(1)	—	—	1,674,463	1,674,463
Total assets, at fair value:	$—	$—	$74,702,815	$74,702,815
Liabilities, at fair value:
Forward currency contracts	$—	$(212,154)	$—	$(212,154)
Total liabilities, at fair value:	$—	$(212,154)	$—	$(212,154)

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$52,961,535	$52,961,535
Equity investments(1)	—	—	1,028,135	1,028,135
Total assets, at fair value:	$—	$—	$53,989,670	$53,989,670

(1)Refer to the Consolidated Schedules of Investments for further details.

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2022, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statement of Operations attributable to the Company's Level 3 assets held as of December 31, 2022 was $57,926.

The following table presents the changes in investments measured at fair value using Level 3 inputs the three months ended December 31, 2022:

	For the three months ended December 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$52,961,535	$1,028,135	$53,989,670
Net change in unrealized appreciation (depreciation) on investments	(154,965)	(12,769)	(167,734)
Net translation of investments in foreign currencies	210,925	—	210,925
Fundings of (proceeds from) revolving loans, net	39,345	—	39,345
Fundings of investments	21,192,955	668,889	21,861,844
PIK interest and non-cash dividends	57,278	10,212	67,490
Proceeds from principal payments and sales of portfolio investments	(1,339,588)	(20,004)	(1,359,592)
Accretion of discounts and amortization of premiums	60,867	—	60,867
Fair value, end of period	$73,028,352	$1,674,463	$74,702,815

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022 and September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$665,385	Market rate approach	Market interest rate	9.5% - 10.5% (10.0%)
		Market comparable companies	EBITDA multiples	9.0x - 26.0x (16.9x)
One stop loans(2)	$72,314,467	Market rate approach	Market interest rate	7.3% - 15.1% (10.2%)
		Market comparable companies	EBITDA multiples	6.3x - 33.0x (17.1x)
		Market comparable companies	Revenue multiples	8.0x - 16.7x (13.3x)
Subordinated debt and second lien loans	$48,500	Market rate approach	Market interest rate	14.3%
		Market comparable companies	EBITDA multiples	9.8x
Equity(3)	$1,674,463	Market comparable companies	EBITDA multiples	6.3x - 26.0x (19.0x)
			Revenue multiples	8.0x - 16.7x (15.5x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $49,557,839 and $22,756,628 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $1,224,156 and $450,307 of equity investments using EBITDA and revenue multiples, respectively.

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

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.
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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. All assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity.

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2022, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Adviser Revolver: On April 1, 2022, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000,000 in U.S. dollars and certain agreed upon foreign currencies and an expiration date of April 1, 2025. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR on the Adviser Revolver as of December 31, 2022 was 4.5%. As of December 31, 2022, the Company could borrow up to $40,000,000 under the Adviser Revolver. For the three months ended December 31, 2022, the Company had no borrowings and made no repayments on the Adviser Revolver. As of December 31, 2022 and September 30, 2022, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9. Commitments and Contingencies

Commitments: As of December 31, 2022, the Company had outstanding commitments to fund investments totaling $12,961,098, including $2,564,723 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $14,646,625, including $2,352,541 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of December 31, 2022. As of September 30, 2022, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged and in the future may engage in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings: In the normal course of business, the Company is subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Three months ended December 31, 2022
Net asset value at beginning of period	$15.00
Distributions declared:(2)
From net investment income	(0.30)
Net investment income	0.34
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.04)
Net asset value at end of period	$15.00
Total return based on net asset value per share(4)	2.03%
Number of common shares outstanding	5,295,704.904

Listed below are supplemental data and ratios to the financial highlights:	Three months ended December 31, 2022
Ratio of net investment income to average net assets*	9.10%
Ratio of total expenses to average net assets*	2.18%
Ratio of management fee waiver to average net assets*	(0.90)%
Ratio of incentive fee waiver to average net assets	(0.23)%
Ratio of operating expense waiver to average net assets	(0.26)%
Ratio of net expenses to average net assets*	0.79%
Ratio of incentive fees to average net assets	0.23%
Ratio of total expenses (without incentive fees) to average net assets*	1.95%
Total return based on average net asset value(5)	2.08%
Total return based on average net asset value - annualized(5)	8.24%
Net assets at end of period	$79,435,574
Average debt outstanding	$—
Average debt outstanding per share	$—
Portfolio Turnover*	7.90%
Asset coverage ratio(6)	N/A
Asset coverage ratio per unit(7)	N/A
Average market value per unit (8):
Adviser Revolver	N/A

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
(6)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of December 31, 2022.
(7)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of December 31, 2022.
(8)Not applicable as the Adviser Revolver is not registered for public trading.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 11. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the three months ended December 31, 2022:

Three months ended December 31, 2022

Earnings available to stockholders	$1,537,622
Basic and diluted weighted average shares outstanding	4,947,000
Basic and diluted earnings per share	$0.31

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2022
08/05/2022	10/18/2022	12/29/2022	4,571,826.354	$0.0980	$447,823
11/18/2022	11/21/2022	12/29/2022	5,289,257.354	0.0964	509,660
11/18/2022	12/15/2022	03/01/2023	5,290,922.153	0.1096	580,139
Total dividends declared for the three months ended December 31, 2022					$1,537,622

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2022:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the three months ended December 31, 2022
November 23, 2022	1,664.799	$15.00	$24,972
December 29, 2022	4,782.751	15.00	71,742
	6,447.550		$96,714
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On January 26, 2023, the Company notified stockholders of a capital call due on February 7, 2023. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	02/07/2023	956,574.667	$15.00	$14,348,620

On November 18, 2022 and February 7, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Record Date	Payment Date	Amount Per Share
January 17, 2023	March 22, 2023	In an amount (if positive) such that the net asset value of the Company as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share
February 24, 2023	May 24, 2023	In an amount (if positive) such that the net asset value of the Company as of February 28, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2023 through February 28, 2023 and the payment of this distribution is $15.00 per share
March 17, 2023	May 24, 2023	In an amount (if positive) such that the net asset value of the Company as of March 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2023 through March 31, 2023 and the payment of this distribution is $15.00 per share
April 28, 2023	June 22, 2023	In an amount (if positive) such that the net asset value of the Company as of April 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2023 through April 30, 2023 and the payment of this distribution is $15.00 per share

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2022.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $55.0 billion in capital under management as of October 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of December 31, 2022 and September 30, 2022 our portfolio at fair value was comprised of the following:

	As of December 31, 2022		As of September 30, 2022
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$665,385	0.9%	$560,771	1.0%
One stop	72,314,467	96.8	52,400,764	97.1
Subordinated debt	48,500	0.1	—	—
Equity	1,674,463	2.2	1,028,135	1.9
Total	$74,702,815	100.0%	$53,989,670	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2022 and September 30, 2022, one stop loans included $22,756,628 and $19,931,038, respectively, of recurring revenue loans at fair value.

As of December 31, 2022 and September 30, 2022, we had debt and equity investments in 44 and 36 portfolio companies, respectively. The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the annualized total return based on our average net asset value, total return based on the change in the net asset value of our stock assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our annualized net investment income - return on equity for the three months ended December 31, 2022:

Three months ended December 31, 2022
Weighted average income yield(1)*	10.2%
Weighted average investment income yield(2)*	10.5%
Total return based on average net asset value(3) *	8.2%
Total return based on net asset value per share(4)	2.0%
Net investment income - return on equity(5)*	9.1%

*    Annualized for a period less than one year.
(1)Represents income from interest, fees, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
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
As of December 31, 2022, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 6.4% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the three months ended December 31, 2022, GDLCU has earned a fiscal year-to-date internal rate of return of 10.5% for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statement of Operations.

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

On December 21, 2022 the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

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

Recent Developments

On January 26, 2023, we notified stockholders of a capital call due on February 7, 2023. The estimated shares are proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	02/07/2023	956,574.667	$15.00	$14,348,620

On November 18, 2022 and February 7, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 17, 2023	March 22, 2023	In an amount (if positive) such that our net asset value as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share
February 24, 2023	May 24, 2023	In an amount (if positive) such that our net asset value as of February 28, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2023 through February 28, 2023 and the payment of this distribution is $15.00 per share
March 17, 2023	May 24, 2023	In an amount (if positive) such that our net asset value as of March 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2023 through March 31, 2023 and the payment of this distribution is $15.00 per share
April 28, 2023	June 22, 2023	In an amount (if positive) such that our net asset value as of April 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2023 through April 30, 2023 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2022 are as follows:

Three months ended December 31, 2022
Interest income	$1,651,826
Accretion of discounts and amortization of premiums	60,867
Non-cash dividend income	10,212
Fee income	4,328
Total investment income	1,727,233
Net expenses	—
Net investment income - before tax	1,727,233
Excise tax	30,000
Net investment income - after tax	1,697,233
Net realized gain (loss) on investment transactions	9,352
Net change in unrealized appreciation (depreciation) on investment transactions	(168,963)
Net increase in net assets resulting from operations	$1,537,622
Average earning portfolio company investments, at fair value	$64,723,009
Average earning preferred equity investments, at fair value	$351,200

Expenses

The following table summarizes our expenses for the three months ended December 31, 2022:

Three months ended December 31, 2022
Base management fee, net of waiver	$—
Income incentive fee, net of waiver	—
Professional fees	156,665
Administrative service fee	16,069
General and administrative expenses	22,238
Operating expenses reimbursement waived	(194,972)
Net expenses	$—

Net Realized and Unrealized Gains and Losses

The following table summarizes our net gain (loss) on investment transactions for the three months ended December 31, 2022:

Three months ended December 31, 2022
Net realized gain (loss) from foreign currency transactions	$9,352
Net realized gain (loss) from investment transactions	$9,352
Unrealized appreciation from investments	213,770
Unrealized (depreciation) from investments	(381,504)
Unrealized appreciation (depreciation) from forward currency contracts	(212,154)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	210,925
Net change in unrealized appreciation (depreciation) on investment transactions	$(168,963)

For the three months ended December 31, 2022, we had $213,770 in unrealized appreciation on 21 portfolio company investments, which was offset by $381,504 in unrealized depreciation on 28 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2022 primarily resulted from an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended December 31, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first quarter of the 2023 fiscal year and the amortization of discounts during the quarter on recently originated loans.

Liquidity and Capital Resources

For the three months ended December 31, 2022, we experienced a net decrease in cash and foreign currencies of $9,762,786. During the period, we used $19,335,467 in operating activities, primarily as a result of fundings of portfolio investments of $21,861,844, partially offset by proceeds from principal payments and sales of portfolio investments of $1,359,592. During the same period, cash provided by financing activities was $9,572,681, primarily as a result of proceeds from the issuance of common shares of $10,761,465, offset by distributions paid of $1,188,784.

As of December 31, 2022 and September 30, 2022, we had $4,820,434 and $14,625,142, respectively, of cash and $55,729 and $4,455, respectively, of foreign currencies. Cash and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of December 31, 2022 and September 30, 2022, we had investor capital subscriptions totaling $358,715,500 of which $79,310,443 and $68,548,978, respectively, had been called and contributed, leaving $279,405,057 and $280,166,522, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of both December 31, 2022 and September 30, 2022, we were permitted to borrow up to $40,000,000 at any one time. As of both December 31, 2022 and September 30, 2022, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of December 31, 2022, we did not have any outstanding borrowings.

As of December 31, 2022, we had outstanding commitments to fund investments totaling $12,961,098, including $2,564,723 of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $14,646,625, including $2,352,541 of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2022 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of December 31, 2022. As of December 31, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of December 31, 2022. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

Although we expect to fund the growth of our investment portfolio through the net proceeds from capital calls on existing and future investor capital subscriptions and through our dividend reinvestment plan as well as future short-term borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2022 and September 30, 2022, we had investments in 44 and 36 portfolio companies, respectively, with a total fair value of $74,702,815 and $53,989,670, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2022:

	Three months ended December 31, 2022
	New Commitments	Percentage
Senior secured	$92,593	0.4%
One stop	21,680,494	96.5
Subordinated debt	50,000	0.2
Equity	648,874	2.9
Total new investment commitments	$22,471,961	100.0%

For the three months ended December 31, 2022, we had approximately $1,359,592 in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2022 (1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$678,580	$671,343	$665,385	$573,072	$567,404	$560,771
One stop	73,925,954	72,550,974	72,314,467	53,433,895	52,692,591	52,400,764
Subordinated debt	50,000	48,536	48,500	—	—	—
Equity	N/A	1,667,463	1,674,463	N/A	1,008,367	1,028,135
Total	$74,654,534	$74,938,316	$74,702,815	$54,006,967	$54,268,362	$53,989,670

(1)As of December 31, 2022, $12,498,897 and $12,607,906 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2022, $3,582,311 and $3,562,405 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of both December 31, 2022 and September 30, 2022, we had no loans on non-accrual status. As of December 31, 2022 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 97.8% and 98.1%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average of sales and payoffs of portfolio companies during the three months ended December 31, 2022:

Three months ended December 31, 2022
Weighted average rate of new investment fundings	10.9%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.5%
Weighted average fees of new investment fundings	1.6%
Weighted average rate of sales and payoffs of portfolio investments	9.1%

As of December 31, 2022, 98.7% and 98.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2022, 95.3% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2022 and September 30, 2022, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $83,971,000 and $69,120,000, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2022 and September 30, 2022:

	As of December 31, 2022		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$—	—%	$1,254,601	2.3%
4	74,702,815	100.0	52,735,069	97.7
3	—	—	—	—
2	—	—	—	—
1	—	—	—	—
Total	$74,702,815	100.0%	$53,989,670	100.0%

Distributions

We intend to make periodic distributions to our stockholders as determined by our board of directors. For additional details on distributions, see “Income taxes” in Note 2 to our consolidated financial statements.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, the asset coverage requirements applicable to us as a business development company under the 1940 Act could limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our president and chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
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
•GC Advisors and the Administrator have agreed to irrevocably waive (1) reimbursement of all expenses pursuant to the Investment Advisory Agreement or Administration Agreement, as applicable, and (2) in the case of GC Advisors, fees payable pursuant to the Investment Advisory Agreement, net of the Base Management Fee Waivers until the aggregate amount of such waived fees and expense reimbursements equals $1.0 million. As of December 31, 2022, the total expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived totaled $850,730.
•Golub Capital LLC provides, and other affiliates of Golub Capital have historically provided, us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement with us for $25,000,000. As of December 31, 2022, we have issued 392,531.200 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $5,887,968, and have also issued 8,342.037 shares to GGP Class B-P, LLC through the DRIP.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub
Capital BDC 3, Inc., or GBDC 3, Golub Capital Direct Lending Corporation, or GDLC, and Golub Capital BDC 4, Inc., or GBDC 4, which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, most of our officers and directors serve in similar capacities for GBDC, GBDC 3, GDLC and GBDC 4. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GBDC 3, GDLC, GBDC 4, and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once on during a trailing twelve-month period. Investments originated during the period from April 1, 2022 (commencement of operations) to June 30, 2022 were not subject to review by an independent valuation firm. All investments as of December 31, 2022 with the exception of forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy. All investments as of September 30, 2022 were valued using Level 3 inputs.

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

Valuation of Other Financial Assets and Liabilities

The fair value of our debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the entity prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of both December 31, 2022 and September 30, 2022, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2022, $30,000 was recorded for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2022 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.74% and 0.70%, respectively. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2022 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
Down 200 basis points	$(1,485,494)
Down 150 basis points	(1,114,121)
Down 100 basis points	(742,747)
Down 50 basis points	(371,373)
Up 50 basis points	371,373
Up 100 basis points	742,747
Up 150 basis points	1,114,121
Up 200 basis points	1,485,494

(1)Assumes applicable three-month base rate as of December 31, 2022, with the exception of SONIA and Prime that utilize the December 31, 2022 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4. Controls and Procedures.

As of December 31, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2022 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended September 30, 2022.

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

Golub Capital Direct Lending Unlevered Corporation

Date: February 14, 2023	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2023	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)