Form 10-Q
period 2023-03-31
Golub Capital Direct Lending Unlevered Corp
filed 2023-05-15
CIK 1901606

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of May 15, 2023, the Registrant had 6,258,653.053 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2023	September 30, 2022
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $84,674,585 and $54,268,362, respectively)	$84,944,990	$53,989,670
Cash	10,476,699	14,625,142
Foreign currencies (cost of $27,762 and $4,455, respectively)	25,503	4,455
Cash collateral for forward currency contracts	300,000	—
Interest receivable	423,612	286,885
Deferred offering costs	234,463	175,665
Other assets	4,399	7,172
Total Assets	$96,409,666	$69,088,989
Liabilities
Unrealized depreciation on forward currency contracts	$250,341	$—
Distributions payable	1,692,320	328,015
Incentive fees payable	46,915	—
Accrued trustee fees	89,133	18,000
Accounts payable and accrued expenses	451,161	165,579
Total Liabilities	2,529,870	511,594
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2023 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 6,258,653.053 and 4,571,826.354 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	6,259	4,572
Paid in capital in excess of par	93,873,537	68,572,823
Distributable earnings (losses)	—	—
Total Net Assets	93,879,796	68,577,395
Total Liabilities and Total Net Assets	$96,409,666	$69,088,989
Number of common shares outstanding	6,258,653.053	4,571,826.354
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three months ended March 31, 2023	Six months ended March 31, 2023
Investment income
Interest income	$2,046,094	$3,688,794
Payment-in-kind interest income	159,512	229,505
Dividend income	11,518	21,730
Fee income	4,460	8,788
Total investment income	2,221,584	3,948,817
Expenses
Base management fee	194,600	363,228
Incentive fee	196,185	365,908
Professional fees	204,127	360,792
Administrative service fee	23,517	39,586
General and administrative expenses	22,309	44,547
Total expenses	640,738	1,174,061
Base management fee waived (Note 4)	(194,600)	(363,228)
Incentive fee waived (Note 4)	(149,270)	(318,993)
Operating expenses reimbursement waived (Note 4)	—	(194,972)
Net expenses	296,868	296,868
Net investment income - before tax	1,924,716	3,651,949
Excise tax	9,783	39,783
Net investment income - after tax	1,914,933	3,612,166
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	(1,122)	8,230
Net realized gain (loss) on investment transactions	(1,122)	8,230
Net change in unrealized appreciation (depreciation) from:
Investments	459,208	291,474
Forward currency contracts	(38,187)	(250,341)
Translation of assets and liabilities in foreign currencies	46,698	257,623
Net change in unrealized appreciation (depreciation) on investment transactions	467,719	298,756
Net gain (loss) on investment transactions	466,597	306,986
Net increase (decrease) in net assets resulting from operations	$2,381,530	$3,919,152
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.41	$0.72
Basic and diluted weighted average common shares outstanding (Note 11)	5,860,405	5,398,684

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	4,571,826.354	$4,572	$68,572,823	$—	$68,577,395
Issuance of common stock	1,674,005.667	1,674	25,108,411	—	25,110,085
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,612,166	3,612,166
Net realized gain (loss) on investment transactions	—	—	—	8,230	8,230
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	298,756	298,756
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	12,821.032	13	192,303	—	192,316
Distributions from distributable earnings (losses)	—	—	—	(2,226,832)	(2,226,832)
Distributions declared and payable	—	—	—	(1,692,320)	(1,692,320)
Total increase (decrease) for the six months ended March 31, 2023	1,686,826.699	1,687	25,300,714	—	25,302,401
Balance at March 31, 2023	6,258,653.053	$6,259	$93,873,537	$—	$93,879,796
Balance at December 31, 2022	5,295,704.904	$5,296	$79,430,278	$—	$79,435,574
Issuance of common stock	956,574.667	957	14,347,663	—	14,348,620
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,914,933	1,914,933
Net realized gain (loss) on investment transactions	—	—	—	(1,122)	(1,122)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	467,719	467,719
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	6,373.482	6	95,596	—	95,602
Distributions from distributable earnings (losses)	—	—	—	(1,269,349)	(1,269,349)
Distributions declared and payable	—	—	—	(1,112,181)	(1,112,181)
Total increase (decrease) for the three months ended March 31, 2023	962,948.149	963	14,443,259	—	14,444,222
Balance at March 31, 2023	6,258,653.053	$6,259	$93,873,537	$—	$93,879,796

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)

Six months ended March 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,919,152
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts and amortization of premiums	(118,275)
Net realized (gain) loss on foreign currency transactions	(8,230)
Net change in unrealized (appreciation) depreciation on investments	(291,474)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(257,623)
Net change in unrealized (appreciation) depreciation on forward currency contracts	250,341
Proceeds from (fundings of) revolving loans, net	(26,545)
Fundings of investments	(31,502,799)
Proceeds from principal payments of portfolio investments	1,485,067
Payment-in-kind interest capitalized	(221,941)
Non-cash dividends	(21,730)
Changes in operating assets and liabilities:
Cash collateral for forward currency contracts	(300,000)
Interest receivable	(136,727)
Deferred offering costs	(58,798)
Other assets	2,773
Incentive fees payable	46,915
Accrued trustee fees	71,133
Accounts payable and accrued expenses	285,582
Net cash provided by (used in) operating activities	(26,883,179)
Cash flows from financing activities
Proceeds from issuance of common shares	25,110,085
Distributions paid	(2,362,531)
Net cash provided by (used in) financing activities	22,747,554
Net change in cash and foreign currencies	(4,135,625)
Effect of foreign currency exchange rates	8,230
Cash and foreign currencies, beginning of period	14,629,597
Cash and foreign currencies, end of period	$10,502,202
Supplemental disclosure of cash flow information:
Distributions declared for the period	$3,919,152
Supplemental disclosure of non-cash financing activity:
Stock issued in connection with dividend reinvestment plan	$192,316
Change in distributions payable	$1,364,305
The following table provides a reconciliation of cash and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	As of
	March 31, 2023	September 30, 2022
Cash	$10,476,699	$14,625,142
Foreign currencies (cost of $27,762 and $4,455, respectively)	25,503	4,455
Total cash and foreign currencies shown in the Consolidated Statement of Cash Flows	$10,502,202	$14,629,597
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.	One stop	SF +	7.00%	(g)	11.90%	02/2029	$5,421,178	$5,261,881	5.7%	$5,312,754
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)	02/2029	—	(1,469)	—	(1,000)
							5,421,178	5,260,412	5.7	5,311,754
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(g)	10.29%	07/2029	3,326,615	3,296,730	3.4	3,193,550
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(4,813)	—	—
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(1,186)	—	(5,280)
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.31%	07/2028	763,305	749,780	0.8	732,864
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.35%	07/2028	82,868	82,134	0.1	79,563
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.34%	07/2028	61,567	61,022	—	59,112
Spotless Brands, LLC	One stop	SF +	6.50%	(f)	11.39%	07/2028	3,543	3,230	—	2,837
							4,237,898	4,186,897	4.3	4,062,646
Diversified Consumer Services
DP Flores Holdings, LLC	One stop	SF +	6.25%	(h)	10.98%	09/2028	1,852,258	1,822,654	2.0	1,852,258
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)	09/2028	—	(986)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)	09/2028	—	(9,784)	—	—
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(h)	10.45%	06/2029	478,683	470,244	0.5	469,109
HS Spa Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)	06/2028	—	(1,189)	—	(1,061)
NSG Buyer, Inc.	One stop	SF +	6.50%	(f)	11.41%	11/2029	3,988,081	3,903,509	4.2	3,948,201
NSG Buyer, Inc.	One stop	SF +	6.50%	(f)	11.41%	11/2029	129,137	120,184	0.1	119,622
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)	11/2028	—	(466)	—	(500)
							6,448,159	6,304,166	6.8	6,387,629
Diversified Financial Services
Avalara, Inc.	One stop	SF +	7.25%	(g)	12.15%	10/2028	769,900	752,093	0.8	754,502
Avalara, Inc.(5)	One stop	SF +	6.25%		N/A(6)	10/2028	—	(1,781)	—	(1,540)
							769,900	750,312	0.8	752,962
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF +	6.75%	(f)	11.66%	11/2028	1,589,833	1,545,423	1.7	1,558,036
CST Holding Company	One stop	SF +	6.75%	(f)	11.66%	11/2028	5,000	3,603	—	4,000
							1,594,833	1,549,026	1.7	1,562,036
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(f)	10.31%	05/2028	256,113	253,921	0.3	256,113
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(f)	10.29%	05/2028	11,100	10,930	—	11,100
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.50%		N/A(6)	05/2028	—	(473)	—	—
Color Intermediate, LLC	One stop	SF +	5.50%	(g)	10.50%	10/2029	734,800	721,138	0.8	705,408
Crow River Buyer, Inc.	One stop	SF +	7.75%	(g)	12.43%	01/2029	303,800	297,890	0.3	299,243
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)	01/2029	—	(973)	—	(750)
Plasma Buyer LLC	One stop	SF +	5.75%	(g)	10.65%	05/2029	263,670	259,064	0.3	255,760
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2028	—	(502)	—	(709)
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(600)	—	(2,061)
							1,569,483	1,540,395	1.7	1,524,104
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(g)	10.98%	08/2028	1,302,256	1,290,569	1.4	1,302,256
Belmont Instrument, LLC	One stop	P +	5.25%	(b)	13.25%	08/2028	19,955	19,404	—	19,955
							1,322,211	1,309,973	1.4	1,322,211
Healthcare Providers and Services
Community Care Partners, LLC	One stop	SF +	6.00%	(f)	10.92%	06/2026	144,474	143,453	0.1	140,140
Community Care Partners, LLC(5)	One stop	SF +	6.00%		N/A(6)	06/2026	—	(151)	—	—
							144,474	143,302	0.1	140,140
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	5.50%	(g)	10.33%				08/2028	$472,327	$468,127	0.5%	$472,327
Barteca Restaurants, LLC(5)	One stop	SF +	5.50%		N/A(6)				08/2028	—	(559)	—	—
Barteca Restaurants, LLC	One stop	SF +	5.50%	(g)	10.46%				08/2028	18,990	17,864	—	18,990
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(h)	11.36%				10/2028	1,438,546	1,420,019	1.6	1,438,546
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(h)	11.28%				10/2028	17,173	16,158	—	17,173
ESN Venture Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)				10/2028	—	(11,284)	—	—
Health Buyer, LLC	Senior secured	SF +	5.25%	(h)	10.29%				04/2029	127,062	125,394	0.1	121,979
Health Buyer, LLC	Senior secured	SF +	5.25%	(f)	10.07%				04/2028	10,702	10,468	—	10,104
										2,084,800	2,046,187	2.2	2,079,119
Household Durables
Groundworks LLC	One stop	SF +	6.50%	(f)	11.36%				03/2030	435,462	422,491	0.4	422,399
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(1,184)	—	(1,192)
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(795)	—	(801)
										435,462	420,512	0.4	420,406
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	L +	6.00%	(a)	11.16%				07/2027	241,238	237,129	0.3	241,238
Dwyer Instruments, Inc.	One stop	L +	6.00%	(a)(b)	11.70%				07/2027	6,751	6,232	—	6,751
Dwyer Instruments, Inc.(5)	One stop	L +	6.00%		N/A(6)				07/2027	—	(518)	—	—
Excelitas Technologies Corp.	One stop	SF +	5.75%	(g)	10.61%				08/2029	727,347	713,945	0.8	720,073
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(c)	8.36%				08/2029	122,091	114,134	0.1	120,870
Excelitas Technologies Corp.	One stop	SF +	5.75%	(g)	10.61%				08/2028	25,851	25,264	—	25,194
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1,228)	—	(854)
										1,123,278	1,094,958	1.2	1,113,272
Insurance
Captive Resources Midco, LLC(17)	One stop	SF +	5.75%	(f)	5.03%	cash/	5.53%	PIK	07/2029	3,910,387	3,841,312	4.1	3,832,180
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2,140)	—	(2,445)
Disco Parent, Inc.	One stop	SF +	7.50%	(g)	12.39%				03/2029	270,167	263,419	0.3	263,413
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(882)	—	(882)
										4,180,554	4,101,709	4.4	4,092,266
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(g)	7.77%	cash/	3.63%	PIK	05/2028	203,147	201,434	0.2	200,100
Critical Start, Inc.(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	(381)	—	(668)
Critical Start, Inc.(17)	One stop	SF +	6.75%	(f)	7.89%	cash/	3.63%	PIK	05/2028	111,353	109,137	0.1	109,683
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	9.57%	(d)	6.07%	cash/	6.32%	PIK	07/2029	797,546	729,651	0.9	789,571
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				01/2029	—	(1,118)	—	(904)
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2029	—	(1,373)	—	(1,323)
Netwrix Corporation	One stop	SF +	5.00%	(g)(h)	10.12%				06/2029	3,824,302	3,795,749	4.0	3,786,059
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(6,594)	—	(11,506)
Netwrix Corporation	One stop	SF +	5.00%	(g)	9.90%				06/2029	29,250	28,215	—	28,080
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	15.57%				10/2026	224,149	220,441	0.3	224,149
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(g)(h)	15.70%				10/2026	26,207	26,207	—	26,207
ReliaQuest Holdings, LLC(5)	One stop	SF +	10.75%		N/A(6)				10/2026	—	(277)	—	—
Zarya Holdco, Inc.	Senior secured	SF +	6.50%	(f)	11.31%				07/2027	300,126	300,126	0.3	300,126
Zarya Holdco, Inc.	Senior secured	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										5,516,080	5,401,217	5.8	5,449,574
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	6.50%	(g)	11.18%				11/2029	4,263,086	4,163,030	4.5	4,263,086
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1,165)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(15,855)	—	—
										4,263,086	4,146,010	4.5	4,263,086
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(g)	10.40%	05/2029	$792,425	$778,504	0.8%	$767,511
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(f)	10.48%	05/2029	26,198	24,725	—	24,521
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(1,052)	—	(3,765)
							818,623	802,177	0.8	788,267
Professional Services
bswift, LLC	One stop	SF +	6.63%	(f)	11.34%	11/2028	330,472	320,812	0.3	320,558
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(g)(h)	9.87%	10/2027	168,133	165,826	0.2	155,537
Citrin Cooperman Advisors LLC(5)	One stop	SF +	6.25%		N/A(6)	10/2027	—	(493)	—	(507)
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(g)	11.08%	10/2027	114,756	111,412	0.1	111,313
DISA Holdings Corp.	Senior secured	SF +	5.50%	(f)	10.16%	09/2028	227,298	223,132	0.2	227,298
DISA Holdings Corp.	Subordinated debt	SF +	10.00%	(f)	14.73%	03/2029	50,000	48,594	0.1	50,000
DISA Holdings Corp.	Senior secured	SF +	5.50%	(f)	10.16%	09/2028	13,113	12,767	—	13,113
DISA Holdings Corp.	One stop	SF +	5.50%	(f)	10.16%	09/2028	9,200	8,758	—	9,200
DISA Holdings Corp.(5)	Senior secured	SF +	5.50%		N/A(6)	09/2028	—	(503)	—	—
							912,972	890,305	0.9	886,512
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	One stop	SF +	6.50%	(f)	11.31%				06/2029	$9,257,119	$9,174,829	9.7%	$9,164,547
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1,721)	—	(1,321)
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.50%	(e)	9.68%				06/2029	630,700	609,577	0.6	595,286
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.50%	(e)	9.68%				06/2029	255,403	235,300	0.2	236,924
Coupa Holdings, LLC	One stop	SF +	7.50%	(f)	12.29%				02/2030	2,166,933	2,113,459	2.3	2,112,760
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1,104)	—	(1,120)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(2,387)	—	(2,418)
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(g)	7.48%	cash/	4.30%	PIK	07/2029	1,862,207	1,829,905	2.0	1,843,584
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(g)	7.31%	cash/	4.30%	PIK	07/2029	1,215,786	1,191,462	1.3	1,203,628
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(g)	7.48%	cash/	4.30%	PIK	07/2029	222,899	220,941	0.2	220,670
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1,345)	—	(751)
ICIMS, Inc.(17)	One stop	SF +	7.25%	(g)	8.18%	cash/	3.88%	PIK	08/2028	3,114,126	3,065,214	3.3	3,051,844
ICIMS, Inc.(5)	One stop	SF +	6.75%		N/A(6)				08/2028	—	(773)	—	(1,970)
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(15,747)
IQN Holding Corp.	One stop	SF +	5.25%	(h)	10.38%				05/2029	741,968	735,628	0.8	727,129
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(3,490)	—	(6,255)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(505)	—	(911)
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(d)	2.75%	cash/	7.25%	PIK	07/2028	384,009	366,244	0.4	384,009
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(h)	8.29%	cash/	3.50%	PIK	07/2028	185,435	183,858	0.2	185,435
Island Bidco AB(5)(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(256)	—	—
Island Bidco AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	(494)	—	—
Kaseya Inc.	One stop	SF +	5.75%	(g)	10.65%				06/2029	1,784,800	1,760,483	1.9	1,749,104
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(957)	—	(2,152)
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(957)	—	(2,152)
PING Identity Holding Corp.	One stop	SF +	7.00%	(f)	11.76%				10/2029	641,698	632,547	0.7	635,281
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(741)	—	(642)
Quant Buyer, Inc.	One stop	SF +	6.00%	(g)	10.40%				06/2029	2,699,387	2,675,580	2.8	2,597,863
Quant Buyer, Inc.	One stop	SF +	6.00%	(g)	10.40%				06/2029	2,274,272	2,254,214	2.3	2,188,736
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(884)	—	(3,769)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1,704)	—	(1,705)
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.13%	(e)	7.68%	cash/	2.63%	PIK	07/2029	686,818	646,911	0.7	679,950
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	6.13%	(g)	8.18%	cash/	2.63%	PIK	07/2029	131,557	129,945	0.1	130,241
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	8.38%	(e)	9.93%	cash/	2.63%	PIK	07/2029	50,373	47,442	0.1	49,869
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.25%	(f)	10.99%				08/2029	3,893,507	3,821,611	4.1	3,815,637
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(954)	—	(2,130)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.50%	(h)	11.57%				07/2028	552,300	538,832	0.6	552,300
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(222)	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(2,753)	—	—
Zendesk, Inc.(17)	One stop	SF +	7.00%	(g)	8.38%	cash/	3.50%	PIK	11/2028	3,960,000	3,885,497	4.2	3,960,000
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(941)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(9,313)	—	—
										36,711,297	36,087,978	38.5	36,041,754
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(f)(g)(h)	10.93%	08/2029	$3,605,935	$3,546,841	3.8%	$3,533,817
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.00%	08/2030	391,768	383,348	0.4	368,262
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(4,364)	—	(4,761)
PPV Intermediate Holdings, LLC(5)(17)	One stop	N/A			13.00%	08/2030	534	(938)	—	(489)
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(8,717)	—	(3,121)
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.00%	08/2030	90,522	89,504	0.1	85,090
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.00%	08/2030	16,615	16,424	—	15,618
Salon Lofts Group, LLC	One stop	SF +	5.75%	(g)	10.42%	08/2028	166,950	165,443	0.2	166,950
Salon Lofts Group, LLC	One stop	SF +	5.75%	(g)	10.65%	08/2028	2,554,663	2,531,598	2.7	2,554,663
Salon Lofts Group, LLC	One stop	SF +	5.75%	(h)	10.88%	08/2028	41,737	41,361	—	41,737
Salon Lofts Group, LLC	One stop	SF +	5.75%	(f)	10.54%	08/2028	15,350	14,241	—	15,350
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)	08/2028	—	(9,940)	—	—
							6,884,074	6,764,801	7.2	6,773,116

Total debt investments							$84,438,362	$82,800,337	88.4%	$82,970,854

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	14,540	$145,395	0.2%	$145,395

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	438	43,800	0.1	50,112

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	50,171	50,171	0.1	48,206
HS Spa Holdings, Inc.	Common Stock	N/A	N/A		N/A	33,412	33,412	—	33,433
NSG Buyer, Inc.	LP units	N/A	N/A		N/A	372	372,024	0.4	371,239
							455,607	0.5	452,878
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A		N/A	16,700	16,700	—	18,204
Netwrix Corporation	LLC units	N/A	N/A		N/A	8,231	16,697	—	19,167
							33,397	—	37,371
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	186,012	186,012	0.2	186,012
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	186,012	—	—	30,395
							186,012	0.2	216,407
Software
Anaplan, Inc.	LP Interest	N/A	N/A		N/A	363,726	363,933	0.5	430,350
Cynet Security Ltd.(7)(12)	Preferred Stock	N/A	N/A		N/A	8,828	31,432	—	32,717
GTY Technology Holdings, Inc.	LP units	N/A	N/A		N/A	28,453	28,453	—	31,363
Kaseya Inc.(16)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	340	352,875	0.4	352,709
Kaseya Inc.	LP Interest	N/A	N/A		N/A	20,004	20,014	—	18,836
Onit, Inc.(16)	Preferred Stock	N/A	15.00%	Non-Cash	N/A	50	42,454	—	42,001
Onit, Inc.	Warrant	N/A	N/A		N/A	33	6,499	—	6,487
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A	N/A		N/A	29	11,056	—	7,720
Zendesk, Inc.	LP units	N/A	N/A		N/A	9,084	90,839	0.1	93,769
							947,555	1.0	1,015,952
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	62	62,482	0.1	56,021

Total equity investments							$1,874,248	2.1%	$1,974,136

Total investments							$84,674,585	90.5%	$84,944,990

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Prime (P”), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars, which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2023, as the loan may have priced or repriced based on an index rate prior to March 31, 2023.
(a) Denotes that all or a portion of the contract was indexed to the 90-day LIBOR, which was 5.19% as of March 31, 2023.
(b) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.00% as of March 31, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.04% as of March 31, 2023.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.34% as of March 31, 2023.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.18% as of March 31, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.80% as of March 31, 2023.
(g) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.91% as of March 31, 2023.
(h) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.90% as of March 31, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2023.
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
(6)The entire commitment was unfunded as of March 31, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, total non-qualifying assets at fair value represented 4.8% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(17)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2023.

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(i)	8.27%	07/2029	$2,260,800	$2,238,881	3.2%	$2,238,192
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(i)	8.39%	07/2029	44,000	42,720	0.1	42,680
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(15,582)	—	(16,072)
Spotless Brands, LLC	One stop	SF +	6.50%	(h)	9.19%	07/2028	767,150	752,283	1.1	751,807
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	9.44%	07/2028	39,188	38,382	0.1	38,356
Spotless Brands, LLC	One stop	SF +	6.50%	(c)(g)	9.92%	07/2028	12,827	12,484	—	12,473
Spotless Brands, LLC(5)	One stop	SF +	6.50%		N/A(6)	07/2028	—	(598)	—	(617)
							3,123,965	3,068,570	4.5	3,066,819
Diversified Consumer Services
DP Flores Holdings, LLC	One stop	SF +	6.50%	(h)	10.00%	09/2028	1,856,900	1,824,523	2.7	1,824,404
DP Flores Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(1,076)	—	(1,080)
DP Flores Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(10,674)	—	(10,714)
DP Flores Holdings, LLC	One stop	SF +	6.50%		N/A(6)	09/2028	—	—	—	—
DP Flores Holdings, LLC	One stop	SF +	6.50%		N/A(6)	09/2028	—	—	—	—
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(i)	7.51%	06/2029	481,094	471,928	0.7	471,472
HS Spa Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)	06/2028	—	(1,304)	—	(1,380)
NSG Buyer, Inc.	One stop	SF +	6.00%	(g)	9.13%	06/2029	1,169,950	1,158,677	1.7	1,169,950
NSG Buyer, Inc.	One stop	SF +	6.00%	(g)	9.13%	06/2029	35,905	35,559	0.1	35,905
NSG Buyer, Inc.	One stop	SF +	6.00%	(g)	9.13%	06/2029	20,944	20,743	—	20,944
NSG Buyer, Inc.	One stop	SF +	6.00%	(g)	9.13%	06/2029	19,748	17,412	—	19,748
NSG Buyer, Inc.	One stop	SF +	6.00%	(g)	9.13%	06/2028	8,054	7,476	—	8,054
							3,592,595	3,523,264	5.2	3,537,303
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	9.69%	08/2028	1,308,800	1,295,969	1.9	1,295,712
Belmont Instrument, LLC(5)	One stop	SF +	6.25%		N/A(6)	08/2028	—	(602)	—	(614)
							1,308,800	1,295,367	1.9	1,295,098
Healthcare Providers and Services
Community Care Partners, LLC	One stop	SF +	5.75%	(g)	8.89%	06/2026	145,202	144,016	0.2	143,750
Community Care Partners, LLC(5)	One stop	SF +	5.75%		N/A(6)	06/2026	—	(175)	—	(214)
							145,202	143,841	0.2	143,536
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.75%	(g)	8.78%	05/2028	257,400	254,994	0.4	252,252
Coding Solutions Acquisition, Inc.	One stop	SF +	5.75%	(g)	8.78%	05/2028	5,550	5,364	—	4,810
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)	05/2028	—	(520)	—	(1,542)
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	9.30%	05/2029	264,995	259,989	0.4	259,695
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2028	—	(551)	—	(589)
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(649)	—	(1,374)
							527,945	518,627	0.8	513,252
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	9.19%	08/2028	474,700	470,085	0.7	469,953
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)	08/2028	—	(611)	—	(629)
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)	08/2028	—	(1,231)	—	(1,266)
Health Buyer, LLC	Senior secured	SF +	5.25%	(i)	7.98%	04/2029	127,700	125,888	0.2	120,038
Health Buyer, LLC	Senior secured	SF +	5.25%	(g)	8.03%	04/2028	1,274	1,019	—	273
							603,674	595,150	0.9	588,369
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	L +	6.00%	(a)	9.67%				07/2027	$242,454	$237,847	0.3%	$237,605
Dwyer Instruments, Inc.	One stop	L +	5.50%	(b)	8.38%				07/2027	4,754	4,176	—	4,145
Dwyer Instruments, Inc.(5)	One stop	L +	6.00%		N/A(6)				07/2027	—	(578)	—	(608)
Excelitas Technologies Corp.	One stop	SF +	5.75%	(h)	8.59%				08/2029	681,340	667,340	1.0	674,526
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(d)	6.08%				08/2029	110,374	113,968	0.2	109,270
Excelitas Technologies Corp.	One stop	SF +	5.75%	(h)	8.59%				08/2028	27,166	26,524	—	26,509
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1,288)	—	(1,314)
										1,066,088	1,047,989	1.5	1,050,133
Insurance
Captive Resources Midco, LLC	One stop	SF +	5.50%	(g)	8.53%				07/2029	3,877,726	3,802,961	5.5	3,800,171
Captive Resources Midco, LLC(5)	One stop	SF +	5.50%		N/A(6)				07/2028	—	(2,343)	—	(2,445)
										3,877,726	3,800,618	5.5	3,797,726
IT Services
Critical Start, Inc.	One stop	SF +	5.75%	(g)	5.65%	cash/	3.13%	PIK	05/2028	200,993	199,113	0.3	198,983
Critical Start, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(418)	—	(445)
Goldcup 31018 AB(7)(8)(11)	One stop	E +	7.07%	(e)	3.57%	cash/	3.82%	PIK	07/2029	707,189	713,581	1.0	698,349
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				01/2029	—	(1,213)	—	(1,022)
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2029	—	(1,482)	—	(1,495)
Netwrix Corporation	One stop	SF +	5.00%	(h)	7.90%				06/2029	3,246,128	3,217,658	4.7	3,213,667
Netwrix Corporation	One stop	SF +	5.00%	(h)	8.44%				06/2029	118,320	111,073	0.1	100,951
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1,118)	—	(1,170)
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	14.30%				10/2026	224,149	219,917	0.3	224,149
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	14.30%				10/2026	10,184	10,184	—	10,184
ReliaQuest Holdings, LLC(5)	One stop	SF +	10.75%		N/A(6)				10/2026	—	(317)	—	—
Zarya Holdco, Inc.	Senior secured	SF +	6.50%	(g)	9.63%				07/2027	300,126	300,126	0.5	300,126
Zarya Holdco, Inc.	Senior secured	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										4,807,089	4,767,104	6.9	4,742,277
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(i)	9.48%				05/2029	796,408	781,283	1.1	780,479
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(1,592)	—	(1,677)
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(1,137)	—	(2,395)
										796,408	778,554	1.1	776,407
Professional Services
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(g)(h)	7.80%				10/2027	146,913	144,410	0.2	146,913
DISA Holdings Corp.	Senior secured	SF +	5.50%	(g)	8.18%				09/2028	142,446	139,626	0.2	139,597
DISA Holdings Corp.	Senior secured	SF +	5.50%	(g)	8.18%				09/2028	1,526	1,123	—	1,119
DISA Holdings Corp.(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(378)	—	(382)
										290,885	284,781	0.4	287,247
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	One stop	SF +	6.50%	(g)	9.53%				06/2029	$9,257,119	$9,168,240	13.2%	$9,071,976
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1,885)	—	(3,954)
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.75%	(f)	7.94%				06/2029	571,182	608,466	0.8	554,046
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.75%	(f)	7.94%				06/2029	98,201	96,325	0.1	89,260
GTY Technology Holdings, Inc.	One stop	SF +	6.88%	(h)	9.81%	cash/	0.63%	PIK	07/2029	1,822,403	1,787,534	2.6	1,804,179
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(1,452)	—	(751)
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(13,736)	—	(14,214)
ICIMS, Inc.	One stop	SF +	6.75%	(h)	9.49%				08/2028	3,082,600	3,028,893	4.5	3,055,627
ICIMS, Inc.(5)	One stop	SF +	6.75%		N/A(6)				08/2028	—	(845)	—	(862)
ICIMS, Inc.	One stop	SF +	6.75%		N/A(6)				08/2028	—	—	—	—
IQN Holding Corp.	One stop	SF +	5.50%	(h)	8.41%				05/2029	720,124	713,351	1.0	712,923
IQN Holding Corp. (5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(555)	—	(595)
IQN Holding Corp. (5)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(3,930)	—	(3,382)
Island Bidco AB(7)(8)(11)	One stop	E +	7.25%	(e)	0.23%	cash/	7.25%	PIK	07/2028	328,747	346,361	0.5	325,460
Island Bidco AB(7)(11)	One stop	SF +	7.00%	(i)	6.09%	cash/	3.50%	PIK	07/2028	180,600	178,870	0.3	178,794
Island Bidco AB(5)(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(280)	—	(292)
Island Bidco AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	(540)	—	(530)
Kaseya Inc.	One stop	SF +	5.75%	(i)	8.29%				06/2029	1,784,800	1,758,539	2.5	1,749,104
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(1,034)	—	(2,152)
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(1,034)	—	(2,152)
Quant Buyer, Inc.	One stop	SF +	5.50%	(h)	8.47%				06/2029	2,712,957	2,687,101	3.8	2,618,872
Quant Buyer, Inc.	One stop	SF +	5.50%	(h)	8.47%				06/2029	2,285,700	2,263,915	3.2	2,206,432
Quant Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)				06/2029	—	(955)	—	(3,475)
Rainforest Bidco Limited(7)(8)(9)	One stop	SN +	5.75%	(f)	7.94%				07/2029	613,023	636,381	0.9	604,594
Rainforest Bidco Limited(7)(8)(9)	One stop	SN +	5.75%		N/A(6)				01/2029	—	—	—	—
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.75%		N/A(6)				07/2029	—	(2,472)	—	(2,408)
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.25%	(g)	9.10%				08/2029	3,893,507	3,815,992	5.6	3,854,572
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(1,043)	—	(1,065)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.50%	(i)	9.64%				07/2028	552,300	537,562	0.8	536,753
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(243)	—	(251)
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(3,013)	—	(3,107)
										27,903,263	27,594,513	39.8	27,323,402
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)(i)	9.29%				08/2029	3,028,491	2,970,513	4.3	2,967,922
PPV Intermediate Holdings, LLC	One stop	N/A	N/A		13.00%				08/2030	367,236	358,250	0.5	358,055
PPV Intermediate Holdings, LLC(5)	One stop	N/A	N/A		13.00%				08/2030	100	(1,398)	—	(1,415)
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(4,703)	—	(4,761)
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(9,110)	—	(7,335)
Salon Lofts Group, LLC	One stop	SF +	5.75%	(h)	9.30%				08/2028	2,567,500	2,542,188	3.7	2,541,825
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(1,211)	—	(1,228)
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(12,912)	—	(13,097)
										5,963,327	5,841,617	8.5	5,839,966

Total debt investments										$54,006,967	$53,259,995	77.2%	$52,961,535

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	N/A	438	$43,800	0.1%	$43,800

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A	N/A	50,171	50,171	0.1	50,171
HS Spa Holdings, Inc.	Common Stock	N/A	N/A	N/A	33,412	33,412	—	32,049
						83,583	0.1	82,220
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A	N/A	16,700	16,700	—	16,700
Netwrix Corporation	LLC units	N/A	N/A	N/A	8,231	16,697	—	18,437
						33,397	—	35,137
Software
Anaplan, Inc.	LP interest	N/A	N/A	N/A	363,726	363,933	0.6	363,726
Cynet Security Ltd.(7)(12)	Preferred stock	N/A	N/A	N/A	8,828	31,432	0.1	31,430
GTY Technology Holdings, Inc.	LP units	N/A	N/A	N/A	27,082	27,082	—	27,082
Kaseya Inc.	Preferred stock	N/A	N/A	N/A	340	331,598	0.5	351,200
Kaseya Inc.	LP interest	N/A	N/A	N/A	20,004	20,004	—	20,004
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A	N/A	N/A	29	11,056	—	11,056
						785,105	1.2	804,498
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A	N/A	62	62,482	0.1	62,480

Total equity investments						$1,008,367	1.5%	$1,028,135

Total investments						$54,268,362	78.7%	$53,989,670

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for the interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the period ended September 30, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2023, interest income included $57,408 and $118,275, respectively, of accretion of discounts and amortization of premiums. For the three and six months ended March 31, 2023, the Company received loan origination fees of $264,178 and $746,613, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2023, interest income included $159,512 and $229,505, respectively, of PIK interest and the Company capitalized PIK interest of $164,663 and $221,941, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and six months ended March 31, 2023, fee income included no prepayment premiums.

For the three and six months ended March 31, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $1,994,561 and $3,450,144, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and six months ended March 31, 2023, the Company recognized PIK and non-cash dividend income of $11,518 and $21,730, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2023, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

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

For the three and six months ended March 31, 2023, the Company received no dividend income in cash, and did not receive any return of capital cash distributions.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2023 and September 30, 2022, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2023, $9,783 and $39,783, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2023.

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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and six months ended March 31, 2023, the Company amortized $28,449 and $47,433, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of March 31, 2023 and September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2023		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$358,715,500	$93,659,063	$348,715,500	$68,548,978

As of March 31, 2023 and September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 26.1% and 19.7%, respectively, and the Company had uncalled capital commitments of $265,056,437 and $280,166,522, respectively.

The following table summarizes the shares of GDLCU common stock issued for the six months ended March 31, 2023:

	Date	Shares Issued	NAV ($) per share	Proceeds
Shares issued for the six months ended March 31, 2023
Issuance of shares	11/14/22	717,431.000	$15.00	$10,761,465
Issuance of shares	02/07/23	956,574.667	15.00	14,348,620
Shares issued for capital drawdowns		1,674,005.667		$25,110,085
Issuance of shares	11/23/22	1,664.799	$15.00	$24,972
Issuance of shares	12/29/22	4,782.751	15.00	71,742
Issuance of shares	03/01/23	2,895.367	15.00	43,430
Issuance of shares	03/22/23	3,478.115	15.00	52,172
Shares issued through DRIP		12,821.032		$192,316

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently reapproved the Investment Advisory Agreement in May 2023. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.00% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee for such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GDLCU, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. The Investment Adviser has agreed to certain waivers with respect to the base management fee for the periods following April 1, 2022, the initial closing date for the private placement of shares of the Company's common stock (the “Initial Closing”), and will irrevocably waive 100% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2022 to March 31, 2023; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2023 to March 31, 2024; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2024 to March 31, 2025.

For the three and six months ended March 31, 2023, the base management fees incurred by the Company were $194,600 and $363,228, respectively, and the base management fees irrevocably waived by the Investment Adviser were $194,600 and $363,228, respectively.

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

For the three and six months ended March 31, 2023, the Income Incentive Fee incurred was $196,185 and $365,908, respectively. For the three and six months ended March 31, 2023, $149,270 and $318,993, respectively, of the Income Incentive Fee was irrevocably waived by the Investment Adviser in connection with the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

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

For the three and six months ended March 31, 2023, the Company did not accrue a Capital Gain Incentive Fee. As of March 31, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. For the three and six months ended March 31, 2023, the Company did not accrue a capital gain incentive fee under GAAP.

As of March 31, 2023, and September 30, 2022, there was no accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. The Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company's allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of March 31, 2023, there was $23,517 included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement. As of September 30, 2022, there were no amounts included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement, as a result of the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $56,183 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of March 31, 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301,431.

The Administrator and Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement, trustee fees, and fees payable pursuant to the Investment Advisory Agreement, net of the base management fee waivers described above, until the aggregate amount of such waived expense reimbursements equals $1,000,000 (the “Operating Expenses Reimbursement Waiver”). For the three and six months ended March 31, 2023, the Administrator and Investment Adviser waived the reimbursement of $0 and $194,972, respectively, in operating expenses. As of March 31, 2023, the total operating expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived under the Operating Expenses Reimbursement Waiver totaled $1,000,000.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the three and six months ended March 31, 2023. As of March 31, 2023, there was $320,912 included in accounts payable and accrued expenses for reimbursable expenses that were paid by the Administrator on behalf of the Company. As of September 30, 2022, there were no amounts included in accounts payable and accrued expenses for

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
reimbursable expenses, net of the Operating Expenses Reimbursement Waiver, that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000,000. As of March 31, 2023, GGP Class B-P, LLC has an aggregate commitment of $25,010,500. As of March 31, 2023, the Company has issued 459,225.867 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $6,888,388 and has also issued 14,715.519 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of March 31, 2023, permits the Company to borrow a maximum of $40,000,000 and expires on April 1, 2025. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of March 31, 2023 and September 30, 2022 consisted of the following:

	As of March 31, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$678,301	$671,384	$672,620	$573,072	$567,404	$560,771
One stop	83,710,061	82,080,359	82,248,234	53,433,895	52,692,591	52,400,764
Subordinated debt	50,000	48,594	50,000	—	—	—
Equity	N/A	1,874,248	1,974,136	N/A	1,008,367	1,028,135
Total	$84,438,362	$84,674,585	$84,944,990	$54,006,967	$54,268,362	$53,989,670

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

	As of March 31, 2023		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$11,854,083	14.0%	$7,080,362	13.0%
Midwest	9,653,204	11.4	7,435,161	13.7
Northeast	20,049,152	23.7	12,164,952	22.4
Southeast	12,894,123	15.2	6,342,481	11.7
Southwest	4,925,236	5.8	4,297,622	7.9
West	20,972,578	24.8	13,018,439	24.0
United Kingdom	1,669,175	2.0	1,338,700	2.5
Luxembourg	802,177	1.0	778,554	1.4
Sweden	1,276,512	1.5	1,235,297	2.3
Israel	31,432	0.0 *	31,432	0.1
Denmark	546,913	0.6	545,362	1.0
Total	$84,674,585	100.0%	$54,268,362	100.0%
Fair Value:
United States
Mid-Atlantic	$11,876,802	14.0%	$7,127,929	13.2%
Midwest	9,669,415	11.4	7,430,867	13.8
Northeast	19,981,209	23.5	12,054,680	22.3
Southeast	12,960,260	15.3	6,342,591	11.8
Southwest	4,921,134	5.8	4,329,390	8.0
West	21,106,108	24.8	12,907,169	23.9
United Kingdom	1,692,270	2.0	1,245,492	2.3
Luxembourg	788,267	0.9	776,407	1.4
Sweden	1,356,788	1.6	1,199,264	2.2
Israel	32,717	0.0 *	31,430	0.1
Denmark	560,020	0.7	544,451	1.0
Total	$84,944,990	100.0%	$53,989,670	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2023 and September 30, 2022 were as follows:

	As of March 31, 2023		As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$5,405,807	6.4%	$—	—%
Automobiles	4,230,697	5.0	3,112,370	5.7
Diversified Consumer Services	6,759,773	8.0	3,606,847	6.7
Diversified Financial Services	750,312	0.9	—	—
Electronic Equipment, Instruments and Components	1,549,026	1.8	—	—
Health Care Technology	1,540,395	1.8	518,627	1.0
Healthcare Equipment and Supplies	1,309,973	1.6	1,295,367	2.4
Healthcare Providers and Services	143,302	0.2	143,841	0.3
Hotels, Restaurants and Leisure	2,046,187	2.4	595,150	1.1
Household Durables	420,512	0.5	—	—
Industrial Conglomerates	1,094,958	1.3	1,047,989	1.9
Insurance	4,101,709	4.8	3,800,618	7.0
IT Services	5,434,614	6.4	4,800,501	8.8
Life Sciences Tools & Services	4,332,022	5.1	—	—
Pharmaceuticals	802,177	0.9	778,554	1.4
Professional Services	890,305	1.1	284,781	0.5
Software	37,035,533	43.7	28,379,618	52.3
Specialty Retail	6,827,283	8.1	5,904,099	10.9
Total	$84,674,585	100.0%	$54,268,362	100.0%

	As of March 31, 2023		As of September 30, 2022
Fair Value:
Aerospace and Defense	$5,457,149	6.4%	$—	—%
Automobiles	4,112,758	4.8	3,110,619	5.8
Diversified Consumer Services	6,840,507	8.1	3,619,523	6.7
Diversified Financial Services	752,962	0.9	—	—
Electronic Equipment, Instruments and Components	1,562,036	1.8	—	—
Health Care Technology	1,524,104	1.8	513,252	1.0
Healthcare Equipment and Supplies	1,322,211	1.6	1,295,098	2.4
Healthcare Providers and Services	140,140	0.2	143,536	0.3
Hotels, Restaurants and Leisure	2,079,119	2.5	588,369	1.1
Household Durables	420,406	0.5	—	—
Industrial Conglomerates	1,113,272	1.3	1,050,133	2.0
Insurance	4,092,266	4.8	3,797,726	7.0
IT Services	5,486,945	6.5	4,777,414	8.8
Life Sciences Tools & Services	4,479,493	5.3	—	—
Pharmaceuticals	788,267	0.9	776,407	1.4
Professional Services	886,512	1.0	287,247	0.5
Software	37,057,706	43.6	28,127,900	52.1
Specialty Retail	6,829,137	8.0	5,902,446	10.9
Total	$84,944,990	100.0%	$53,989,670	100.0%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 6.    Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

The outstanding forward currency contracts as of March 31, 2023 were as follows:

As of March 31, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£1,125,000	GBP	$1,246,950	USD	10/13/2023	$—	$(140,803)
Macquarie Bank Limited	€1,150,000	EUR	$1,148,218	USD	10/13/2023	—	(109,538)
						$—	$(250,341)

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from Macquarie, if any, is included in the Consolidated Statements of Financial Condition as cash collateral held for forward currency contracts or cash collateral received for forward currency contracts. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2023.

As of March 31, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(250,341)	$(250,341)	$250,341	$—

(1)The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three and six months ended March 31, 2023 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31, 2023	Six months ended March 31, 2023
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31, 2023	Six months ended March 31, 2023
Foreign exchange	$(38,187)	$(250,341)

The following table is a summary of the average outstanding daily volume for forward currency contracts for three and six months ended March 31, 2023:

Average U.S. Dollar notional outstanding	Three months ended March 31, 2023	Six months ended March 31, 2023
Forward currency contracts	$2,395,168	$2,263,565

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2023. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. Investments originated during the period from April 1, 2022 (commencement of operations) to June 30, 2022 were not subject to review by an independent valuation firm. All investments as of both March 31, 2023 and September 30, 2022 were valued using Level 3 inputs, with the exception of forward currency contracts (Level 2 investments).

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2023 and September 30, 2022:

As of March 31, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$82,970,854	$82,970,854
Equity investments(1)	—	—	1,974,136	1,974,136
Total assets, at fair value:	$—	$—	$84,944,990	$84,944,990
Liabilities, at fair value:
Forward currency contracts	$—	$(250,341)	$—	$(250,341)
Total liabilities, at fair value:	$—	$(250,341)	$—	$(250,341)

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$52,961,535	$52,961,535
Equity investments(1)	—	—	1,028,135	1,028,135
Total assets, at fair value:	$—	$—	$53,989,670	$53,989,670

(1)Refer to the Consolidated Schedules of Investments for further details.

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2023, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2023 was $505,906 and $563,833, respectively.

The following table presents the changes in investments measured at fair value using Level 3 inputs the six months ended March 31, 2023:

	For the six months ended March 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$52,961,535	$1,028,135	$53,989,670
Net change in unrealized appreciation (depreciation) on investments	211,354	80,120	291,474
Net translation of investments in foreign currencies	257,623	—	257,623
Fundings of (proceeds from) revolving loans, net	26,545	—	26,545
Fundings of investments	30,638,643	864,156	31,502,799
PIK interest and non-cash dividends	221,941	21,730	243,671
Proceeds from principal payments and sales of portfolio investments	(1,465,062)	(20,005)	(1,485,067)
Accretion of discounts and amortization of premiums	118,275	—	118,275
Fair value, end of period	$82,970,854	$1,974,136	$84,944,990

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2023 and September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$672,620	Market rate approach	Market interest rate	9.0% - 10.0% (9.6%)
		Market comparable companies	EBITDA multiples	9.0x - 26.0x (16.8x)
One stop loans(2)	$82,248,234	Market rate approach	Market interest rate	7.0% - 14.5% (10.2%)
		Market comparable companies	EBITDA multiples	7.0x - 33.0x (17.7x)
		Market comparable companies	Revenue multiples	6.0x - 17.0x (12.0x)
Subordinated debt and second lien loans	$50,000	Market rate approach	Market interest rate	13.5%
		Market comparable companies	EBITDA multiples	9.5x
Equity(3)	$1,974,136	Market comparable companies	EBITDA multiples	12.0x - 24.0x (19.1x)
			Revenue multiples	6.0x - 17.0x (14.1x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $52,746,368 and $29,501,866 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $1,311,525 and $662,611 of equity investments using EBITDA and revenue multiples, respectively.

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

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2023, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2023 and September 30, 2022, the Company was permitted to borrow up to $40,000,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 1, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR on the Adviser Revolver as of March 31, 2023 was 4.4%. For the three and six months ended March 31, 2023, the Company had no borrowings and made no repayments on the Adviser Revolver. As of March 31, 2023 and September 30, 2022, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9. Commitments and Contingencies

Commitments: As of March 31, 2023, the Company had outstanding commitments to fund investments totaling $12,566,843, including $2,769,381 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $14,646,625, including $2,352,541 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of March 31, 2023. As of September 30, 2022, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged and in the future may engage again in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Six Months Ended March 31, 2023
Net asset value at beginning of period	$15.00
Distributions declared:(2)
From net investment income	(0.70)
Net investment income	0.67
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.03
Net asset value at end of period	$15.00
Total return based on net asset value per share(4)	4.76%
Number of common shares outstanding	6,258,653.053

Listed below are supplemental data and ratios to the financial highlights:	Six Months Ended March 31, 2023
Ratio of net investment income to average net assets*	8.97%
Ratio of total expenses to average net assets*(5)	2.51%
Ratio of management fee waiver to average net assets*	(0.90)%
Ratio of incentive fee waiver to average net assets	(0.40)%
Ratio of operating expense waiver to average net assets	(0.24)%
Ratio of incentive fees to average net assets(5)	0.45%
Ratio of excise tax to average net assets(5)	0.05%
Ratio of net expenses to average net assets*(5)	0.97%
Ratio of total expenses (without incentive fees) to average net assets*(5)	1.11%
Total return based on average net asset value(6)	4.85%
Total return based on average net asset value - annualized(6)	9.74%
Net assets at end of period	$93,879,796
Average debt outstanding	$—
Average debt outstanding per share	$—
Portfolio Turnover*	4.15%
Asset coverage ratio(7)	N/A
Asset coverage ratio per unit(8)	N/A
Average market value per unit(9):
Adviser Revolver	N/A

*    Annualized for a period less than one year, unless otherwise noted.
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
(5)Incentive fees and excise taxes are not annualized in the calculation.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(6)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of March 31, 2023.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of March 31, 2023.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 11. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the three and six months ended March 31, 2023:

	Three months ended March 31, 2023	Six months ended March 31, 2023

Earnings available to stockholders	$2,381,530	$3,919,152
Basic and diluted weighted average shares outstanding	5,860,405	5,398,684
Basic and diluted earnings per share	$0.41	$0.72

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2023
08/05/2022	10/18/2022	12/29/2022	4,571,826.354	$0.0980	$447,823
11/18/2022	11/21/2022	12/29/2022	5,289,257.354	0.0964	509,660
11/18/2022	12/15/2022	03/01/2023	5,290,922.153	0.1096	580,139
11/18/2022	01/17/2023	03/22/2023	5,295,704.904	0.1301	689,210
02/07/2023	02/24/2023	05/24/2023	6,252,279.571	0.1148	717,968
02/07/2023	03/17/2023	05/24/2023	6,255,174.938	0.1558	974,352
Total dividends declared for the six months ended March 31, 2023					$3,919,152

The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2023:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the six months ended March 31, 2023
November 23, 2022	1,664.799	$15.00	$24,972
December 29, 2022	4,782.751	15.00	71,742
March 1, 2023	2,895.367	15.00	43,430
March 22, 2023	3,478.115	15.00	52,172
	12,821.032		$192,316
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On February 7, 2023 and May 5, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

May 26, 2023	August 23, 2023
In an amount (if positive) such that the net asset value of the Company as of May 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2023 through May 31, 2023 and the payment of this distribution is $15.00 per share

June 16, 2023	August 23, 2023
In an amount (if positive) such that the net asset value of the Company as of June 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2023 through June 30, 2023 and the payment of this distribution is $15.00 per share

July 28, 2023	September 20, 2023
In an amount (if positive) such that the net asset value of the Company as of July 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2023 through July 31, 2023 and the payment of this distribution is $15.00 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the period ended September 30, 2022.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of January 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Board most recently reapproved the Investment Advisory Agreement in May 2023. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2023 and September 30, 2022 our portfolio at fair value was comprised of the following:

	As of March 31, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$672,620	0.8%	$560,771	1.0%
One stop	82,248,234	96.8	52,400,764	97.1
Subordinated debt	50,000	0.1	—	—
Equity	1,974,136	2.3	1,028,135	1.9
Total	$84,944,990	100.0%	$53,989,670	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2023 and September 30, 2022, one stop loans included $29,501,866 and $19,931,038, respectively, of recurring revenue loans at fair value.

As of March 31, 2023 and September 30, 2022, we had debt and equity investments in 50 and 36 portfolio companies, respectively. The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the annualized total return based on our average net asset value, total return based on the change in the net asset value of our stock assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our annualized net investment income - return on equity for the three and six months ended March 31, 2023:

	Three months ended March 31, 2023	Six months ended March 31, 2023
Weighted average income yield(1)*	11.3%	10.7%
Weighted average investment income yield(2)*	11.6%	11.1%
Total return based on average net asset value(3) *	11.0%	9.7%
Total return based on net asset value per share(4)	3.4%	4.8%
Net investment income - return on equity(5)*	8.9%	9.0%

*    Annualized for periods of less than one year.
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

As of March 31, 2023, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 8.2% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the six months ended March 31, 2023, GDLCU has earned a fiscal year-to-date IRR of 11.0% for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.

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

Recent Developments

On February 7, 2023 and May 5, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 28, 2023	June 22, 2023	In an amount (if positive) such that our net asset value as of April 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period April 1, 2023 through April 30, 2023 and the payment of this distribution is $15.00 per share
May 26, 2023	August 23, 2023	In an amount (if positive) such that our net asset value as of May 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2023 through May 31, 2023 and the payment of this distribution is $15.00 per share
June 16, 2023	August 23, 2023	In an amount (if positive) such that our net asset value as of June 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2023 through June 30, 2023 and the payment of this distribution is $15.00 per share
July 28, 2023	September 20, 2023	In an amount (if positive) such that our net asset value as of July 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2023 through July 31, 2023 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2023 are as follows:

	Three months ended March 31, 2023	Six months ended March 31, 2023
Interest income	$1,988,686	$3,570,519
Payment-in-kind interest income	159,512	229,505
Accretion of discounts and amortization of premiums	57,408	118,275
Non-cash dividend income	11,518	21,730
Fee income	4,460	8,788
Total investment income	2,221,584	3,948,817
Net expenses	296,868	296,868
Net investment income - before tax	1,924,716	3,651,949
Excise tax	9,783	39,783
Net investment income - after tax	1,914,933	3,612,166
Net realized gain (loss) on investment transactions	(1,122)	8,230
Net change in unrealized appreciation (depreciation) on investment transactions	467,719	298,756
Net increase in net assets resulting from operations	$2,381,530	$3,919,152
Average earning portfolio company investments, at fair value	$77,442,455	$71,193,665
Average earning preferred equity investments, at fair value	$361,018	$356,278

Expenses

The following table summarizes our expenses for the three and six months ended March 31, 2023:

	Three months ended March 31, 2023	Six months ended March 31, 2023
Base management fee, net of waiver	$—	$—
Income incentive fee, net of waiver	46,915	46,915
Professional fees	204,127	360,792
Administrative service fee	23,517	39,586
General and administrative expenses	22,309	44,547
Operating expenses reimbursement waived	—	(194,972)
Net expenses	$296,868	$296,868

Net Realized and Unrealized Gains and Losses

The following table summarizes our net gain (loss) on investment transactions for the three and six months ended March 31, 2023:

	Three months ended March 31, 2023	Six months ended March 31, 2023
Net realized gain (loss) from foreign currency transactions	$(1,122)	$8,230
Net realized gain (loss) from investment transactions	$(1,122)	$8,230
Unrealized appreciation from investments	625,983	684,988
Unrealized (depreciation) from investments	(166,775)	(393,514)
Unrealized appreciation (depreciation) from forward currency contracts	(38,187)	(250,341)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	46,698	257,623
Net change in unrealized appreciation (depreciation) on investment transactions	$467,719	$298,756

For the three months ended March 31, 2023, we had $625,983 in unrealized appreciation on 27 portfolio company investments, which was offset by $166,775 in unrealized depreciation on 31 portfolio company investments.

Unrealized appreciation for the three months ended March 31, 2023 primarily resulted from an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended March 31, 2023 primarily resulted from incremental wider credit spreads in the market and the amortization of discounts during the quarter on recently originated loans.

For the six months ended March 31, 2023, we had $684,988 in unrealized appreciation on 32 portfolio company investments, which was offset by $393,514 in unrealized depreciation on 26 portfolio company investments. Unrealized appreciation for the six months ended March 31, 2023 primarily resulted from an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the six months ended March 31, 2023 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first two quarters of the 2023 fiscal year and the amortization of discounts during the quarter on recently originated loans.

Liquidity and Capital Resources

For the six months ended March 31, 2023, we experienced a net decrease in cash and foreign currencies of $4,135,625. During the period, we used $26,883,179 in operating activities, primarily as a result of fundings of portfolio investments of $31,502,799, partially offset by proceeds from principal payments and sales of portfolio investments of $1,485,067. During the same period, cash provided by financing activities was $22,747,554, primarily as a result of proceeds from the issuance of common shares of $25,110,085, offset by distributions paid of $2,362,531.

As of March 31, 2023 and September 30, 2022, we had $10,476,699 and $14,625,142, respectively, of cash and $25,503 and $4,455, respectively, of foreign currencies. Cash and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of March 31, 2023 and September 30, 2022, we had investor capital subscriptions totaling $358,715,500 of which $93,659,063 and $68,548,978, respectively, had been called and contributed, leaving $265,056,437 and $280,166,522, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of both March 31, 2023 and September 30, 2022, we were permitted to borrow up to $40,000,000 at any one time outstanding under the Adviser Revolver. As of both March 31, 2023 and September 30, 2022, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of March 31, 2023, we did not have any outstanding borrowings.

As of March 31, 2023, we had outstanding commitments to fund investments totaling $12,566,843, including $2,769,381 of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $14,646,625, including $2,352,541 of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2023 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of March 31, 2023. As of March 31, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of March 31, 2023. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2023 and September 30, 2022, we had investments in 50 and 36 portfolio companies, respectively, with a total fair value of $84,944,990 and $53,989,670, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2023:

	Three months ended March 31, 2023		Six months ended March 31, 2023
	New Commitments	Percentage	New Commitments	Percentage
Senior secured	$—	—%	$92,593	0.3%
One stop	9,302,288	97.9	30,982,782	96.9
Subordinated debt	—	—	50,000	0.2
Equity	195,267	2.1	844,141	2.6
Total new investment commitments	$9,497,555	100.0%	$31,969,516	100.0%

For the six months ended March 31, 2023, we had approximately $1,485,067 in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2023 (1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$678,301	$671,384	$672,620	$573,072	$567,404	$560,771
One stop	83,710,061	82,080,359	82,248,234	53,433,895	52,692,591	52,400,764
Subordinated debt	50,000	48,594	50,000	—	—	—
Equity	N/A	1,874,248	1,974,136	N/A	1,008,367	1,028,135
Total	$84,438,362	$84,674,585	$84,944,990	$54,006,967	$54,268,362	$53,989,670

(1)As of March 31, 2023, $16,937,291 and $17,109,245 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2022, $3,582,311 and $3,562,405 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of both March 31, 2023 and September 30, 2022, we had no loans on non-accrual status. As of March 31, 2023 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 98.3% and 98.1%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2023:

	Three months ended March 31, 2023	Six months ended March 31, 2023
Weighted average rate of new investment fundings	12.0%	11.3%
Weighted average spread over the applicable base rate of new floating rate investment fundings	7.1%	6.7%
Weighted average fees of new investment fundings	2.1%	1.8%
Weighted average rate of sales and payoffs of portfolio investments	10.7%	9.2%

As of March 31, 2023, 98.5% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2022, 95.3% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans.
As of March 31, 2023 and September 30, 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $83,971,000 and $69,120,000, respectively. The portfolio
1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) investments on non-accrual status.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2023 and September 30, 2022:

	As of March 31, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$—	—%	$1,254,601	2.3%
4	84,944,990	100.0	52,735,069	97.7
3	—	—	—	—
2	—	—	—	—
1	—	—	—	—
Total	$84,944,990	100.0%	$53,989,670	100.0%

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
•GC Advisors and the Administrator have agreed to irrevocably waive (1) reimbursement of all expenses pursuant to the Investment Advisory Agreement or Administration Agreement, as applicable, and (2) in the case of GC Advisors, fees payable pursuant to the Investment Advisory Agreement, net of the Base Management Fee Waivers until the aggregate amount of such waived fees and expense reimbursements equals $1.0 million. As of March 31, 2023, the total expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived totaled $1,000,000.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement with us for $25,000,000. As of March 31, 2023, we have issued 459,225.867 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $6,888,388, and have also issued 14,715.519 shares to GGP Class B-P, LLC through the DRIP.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. Investments originated during the period from April 1, 2022 (commencement of operations) to June 30, 2022 were not subject to review by an independent valuation firm. All investments as of both March 31, 2023 and September 30, 2022 were valued using Level 3 inputs, with the exception of forward currency contracts (Level 2 investments).

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of both March 31, 2023 and September 30, 2022, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2023, $9,783 and $39,783, respectively, was recorded for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2023 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.82% and 0.70%, respectively. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
Down 200 basis points	$(1,678,779)
Down 150 basis points	(1,259,084)
Down 100 basis points	(839,389)
Down 50 basis points	(419,695)
Up 50 basis points	419,695
Up 100 basis points	839,389
Up 150 basis points	1,259,084
Up 200 basis points	1,678,779

(1)Assumes applicable three-month base rate as of March 31, 2023, with the exception of SONIA and Prime that utilize the March 31, 2023 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, the Adviser and our portfolio companies.

Cash not held in custody accounts and held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and our Adviser assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Loan Administration and Custodial Agreement, dated as of March 1, 2023, by and between Golub Capital Direct Lending Unlevered Corporation and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01505), filed on March 7, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Unlevered Corporation

Date: May 15, 2023	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)