Form 10-Q
period 2023-06-30
Golub Capital Direct Lending Unlevered Corp
filed 2023-08-11
CIK 1901606

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of August 11, 2023, the Registrant had 6,987,780.543 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2023	September 30, 2022
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $91,717,476 and $54,268,362, respectively)	$92,304,441	$53,989,670
Cash and cash equivalents	11,455,222	14,625,142
Foreign currencies (cost of $28,563 and $4,455, respectively)	26,315	4,455
Cash collateral for forward currency contracts	350,000	—
Interest receivable	1,005,754	286,885
Capital call receivable	2,061,150	—
Deferred offering costs	205,236	175,665
Other assets	137,564	7,172
Total Assets	$107,545,682	$69,088,989
Liabilities
Unrealized depreciation on forward currency contracts	$290,329	$—
Distributions payable	1,682,728	328,015
Management and incentive fees payable	330,729	—
Accrued trustee fees	99,634	18,000
Accounts payable and accrued expenses	325,554	165,579
Total Liabilities	2,728,974	511,594
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2023 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 6,987,780.543 and 4,571,826.354 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	6,988	4,572
Paid in capital in excess of par	104,809,720	68,572,823
Distributable earnings (losses)	—	—
Total Net Assets	104,816,708	68,577,395
Total Liabilities and Total Net Assets	$107,545,682	$69,088,989
Number of common shares outstanding	6,987,780.543	4,571,826.354
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022(1)	2023	2022(1)
Investment income
Interest income	$2,377,926	$79,932	$6,066,720	$79,932
Payment-in-kind interest income	209,676	—	439,181	—
Dividend income	12,820	—	34,550	—
Fee income	5,319	179	14,107	179
Total investment income	2,605,741	80,111	6,554,558	80,111
Expenses
Base management fee	218,363	12,953	581,591	12,953
Incentive fee	258,014	—	623,922	—
Professional fees	178,003	105,563	538,795	105,563
Administrative service fee	29,850	2,242	69,436	2,242
General and administrative expenses	19,386	20,919	63,933	20,919
Total expenses	703,616	141,677	1,877,677	141,677
Base management fee waived (Note 4)	(145,648)	(12,953)	(508,876)	(12,953)
Incentive fee waived (Note 4)	—	—	(318,993)	—
Operating expenses reimbursement waived (Note 4)	—	(128,724)	(194,972)	(128,724)
Net expenses	557,968	—	854,836	—
Net investment income - before tax	2,047,773	80,111	5,699,722	80,111
Excise tax	—	—	39,783	—
Net investment income - after tax	2,047,773	80,111	5,659,939	80,111
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	(1,447)	(4,087)	6,783	(4,087)
Net realized gain (loss) on investment transactions	(1,447)	(4,087)	6,783	(4,087)
Net change in unrealized appreciation (depreciation) from:
Investments	259,522	(11,558)	550,996	(11,558)
Forward currency contracts	(39,988)	—	(290,329)	—
Translation of assets and liabilities in foreign currencies	56,971	(604)	314,594	(604)
Net change in unrealized appreciation (depreciation) on investment transactions	276,505	(12,162)	575,261	(12,162)
Net gain (loss) on investment transactions	275,058	(16,249)	582,044	(16,249)
Net increase (decrease) in net assets resulting from operations	$2,322,831	$63,862	$6,241,983	$63,862
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.37	$0.06	$1.10	$0.06
Basic and diluted weighted average common shares outstanding (Note 11)	6,301,927	1,123,117	5,699,765	1,123,117
(1) The Company commenced operations on April 1, 2022.

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at April 1, 2022 (commencement of operations)(1)	700.000	$1	$10,499	$—	$10,500
Issuance of common stock	3,174,369.867	3,174	47,612,374	—	47,615,548
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	80,111	80,111
Net realized gain (loss) on investment transactions	—	—	—	(4,087)	(4,087)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(12,162)	(12,162)
Distributions to stockholders:
Distributions declared and payable	—	—	—	(63,862)	(63,862)
Total increase (decrease) for the nine months ended June 30, 2022	3,174,369.867	3,174	47,612,374	—	47,615,548
Balance at June 30, 2022	3,175,069.867	$3,175	$47,622,873	$—	$47,626,048
Balance at September 30, 2022	4,571,826.354	$4,572	$68,572,823	$—	$68,577,395
Issuance of common stock	2,391,436.667	2,391	35,869,159	—	35,871,550
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	5,659,939	5,659,939
Net realized gain (loss) on investment transactions	—	—	—	6,783	6,783
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	575,261	575,261
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	24,517.522	25	367,738	—	367,763
Distributions from distributable earnings (losses)	—	—	—	(4,559,255)	(4,559,255)
Distributions declared and payable	—	—	—	(1,682,728)	(1,682,728)
Total increase (decrease) for the nine months ended June 30, 2023	2,415,954.189	2,416	36,236,897	—	36,239,313
Balance at June 30, 2023	6,987,780.543	$6,988	$104,809,720	$—	$104,816,708
Balance at March 31, 2023	6,258,653.053	$6,259	$93,873,537	$—	$93,879,796
Issuance of common stock	717,431.000	717	10,760,748	—	10,761,465
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,047,773	2,047,773
Net realized gain (loss) on investment transactions	—	—	—	(1,447)	(1,447)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	276,505	276,505
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	11,696.490	12	175,435	—	175,447
Distributions from distributable earnings (losses)	—	—	—	(640,103)	(640,103)
Distributions declared and payable	—	—	—	(1,682,728)	(1,682,728)
Total increase (decrease) for the three months ended June 30, 2023	729,127.490	729	10,936,183	—	10,936,912
Balance at June 30, 2023	6,987,780.543	$6,988	$104,809,720	$—	$104,816,708

(1) The Company commenced operations on April 1, 2022.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)

	Nine months ended June 30,
	2023	2022(1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$6,241,983	$63,862
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts and amortization of premiums	(191,710)	(2,393)
Net realized (gain) loss on foreign currency transactions	(6,783)	4,087
Net change in unrealized (appreciation) depreciation on investments	(550,996)	11,558
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(314,594)	604
Net change in unrealized (appreciation) depreciation on forward currency contracts	290,329	—
Proceeds from (fundings of) revolving loans, net	(157,304)	2,865
Fundings of investments	(38,326,068)	(22,200,083)
Proceeds from principal payments of portfolio investments	1,671,681	—
Payment-in-kind interest capitalized	(410,928)	—
Non-cash dividends	(34,550)	—
Changes in operating assets and liabilities:
Cash collateral for forward currency contracts	(350,000)	—
Interest receivable	(718,869)	(66,835)
Deferred offering costs	(29,571)	(75,928)
Other assets	(130,392)	(2,531)
Management and incentive fees payable	330,729	—
Payable for investments purchased	—	219,330
Accrued trustee fees	81,634	9,000
Accounts payable and accrued expenses	159,975	69,260
Net cash provided by (used in) operating activities	(32,445,434)	(21,967,204)
Cash flows from financing activities
Proceeds from issuance of common shares	33,810,400	47,615,548
Distributions paid	(4,519,507)	—
Net cash provided by (used in) financing activities	29,290,893	47,615,548
Net change in cash and cash equivalents and foreign currencies	(3,154,541)	25,648,344
Effect of foreign currency exchange rates	6,481	(4,087)
Cash and foreign currencies, beginning of period	14,629,597	10,500
Cash and cash equivalents and foreign currencies, end of period	$11,481,537	$25,654,757
Supplemental disclosure of cash flow information:
Distributions declared for the period	$6,241,983	$63,862
Supplemental disclosure of non-cash financing activity:
Change in capital call receivable	$2,061,150	$—
Stock issued in connection with dividend reinvestment plan	367,763	—
Change in distributions payable	1,354,713	63,862
(1) The Company commenced operations on April 1, 2022.

The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	As of
	June 30, 2023	September 30, 2022
Cash and cash equivalents	$11,455,222	$14,625,142
Foreign currencies (cost of $28,563 and $4,455, respectively)	26,315	4,455
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statement of Cash Flows	$11,481,537	$14,629,597
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.	One stop	SF +	7.00%	(f)(g)(h)	12.21%		02/2029	$5,407,625	$5,255,334	5.2%	$5,407,625
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)		02/2029	—	(1,407)	—	—
								5,407,625	5,253,927	5.2	5,407,625
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(g)(h)	10.89%		07/2029	3,586,151	3,555,210	3.3	3,442,705
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)		07/2029	—	(2,311)	—	(10,715)
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(f)	10.61%		07/2029	44,000	42,861	—	38,720
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.72%		07/2028	761,382	748,523	0.7	746,154
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.72%		07/2028	82,761	82,063	0.1	81,106
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.69%		07/2028	61,413	60,895	0.1	60,185
Spotless Brands, LLC(5)	One stop	SF +	6.50%		N/A(6)		07/2028	—	(299)	—	(354)
								4,535,707	4,486,942	4.2	4,357,801
Beverages
Financial Information Technologies, LLC(17)	One stop	N/A			14.00%	PIK	06/2031	1,800,000	1,746,019	1.7	1,746,000
Financial Information Technologies, LLC	One stop	SF +	6.50%	(g)	11.74%		06/2030	1,509,603	1,494,513	1.4	1,494,507
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	(500)	—	(500)
								3,309,603	3,240,032	3.1	3,240,007
Diversified Consumer Services
DP Flores Holdings, LLC	One stop	SF +	6.25%	(h)	11.59%		09/2028	1,847,616	1,819,429	1.8	1,847,616
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(941)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(9,339)	—	—
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(h)	11.07%		06/2029	477,477	469,400	0.4	467,927
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(g)	10.80%		06/2028	10,350	9,218	—	9,143
NSG Buyer, Inc.	One stop	SF +	6.50%	(f)	11.70%		11/2029	4,123,993	4,041,388	3.9	4,082,753
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2029	—	(7,291)	—	(8,053)
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(445)	—	(500)
								6,459,436	6,321,419	6.1	6,398,886
Diversified Financial Services
Avalara, Inc.	One stop	SF +	7.25%	(g)	12.49%		10/2028	769,900	752,892	0.7	769,900
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)		10/2028	—	(1,701)	—	—
								769,900	751,191	0.7	769,900
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF +	6.75%	(f)	11.95%		11/2028	1,585,848	1,543,525	1.5	1,585,848
CST Holding Company(5)	One stop	SF +	6.75%		N/A(6)		11/2028	—	(1,334)	—	—
								1,585,848	1,542,191	1.5	1,585,848
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(f)	10.60%		05/2028	255,470	253,384	0.2	255,470
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(f)	10.60%		05/2028	7,400	7,238	—	7,400
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	10.58%		05/2028	8,077	7,627	—	8,077
Color Intermediate, LLC	One stop	SF +	5.50%	(f)	10.70%		10/2029	732,963	719,857	0.7	710,974
Crow River Buyer, Inc.	One stop	SF +	7.75%	(g)	12.80%		01/2029	303,040	297,393	0.3	298,495
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)		01/2029	—	(931)	—	(750)
Plasma Buyer LLC	One stop	SF +	5.75%	(g)	10.99%		05/2029	263,007	258,600	0.2	231,446
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)		05/2028	—	(477)	—	(3,092)
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)		05/2029	—	(576)	—	—
								1,569,957	1,542,115	1.4	1,508,020
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(g)	11.49%				08/2028	$1,298,984	$1,287,865	1.2%	$1,298,984
Belmont Instrument, LLC	One stop	SF +	6.25%	(e)	11.30%				08/2028	19,955	19,429	—	19,955
										1,318,939	1,307,294	1.2	1,318,939
Healthcare Providers and Services
Community Care Partners, LLC	One stop	SF +	6.00%	(f)	11.22%				06/2026	144,110	143,171	0.1	134,022
Community Care Partners, LLC(5)	One stop	SF +	6.00%		N/A(6)				06/2026	—	(140)	—	—
										144,110	143,031	0.1	134,022
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(g)	11.43%				08/2028	471,140	467,146	0.5	471,140
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(533)	—	—
Barteca Restaurants, LLC	One stop	SF +	6.00%	(g)	11.41%				08/2028	31,603	30,530	—	31,603
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)	10.86%				10/2028	1,434,941	1,417,289	1.4	1,434,941
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)	10.86%				10/2028	9,813	8,844	—	9,813
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)	11.02%				10/2028	23,186	12,412	—	23,186
Health Buyer, LLC	Senior secured	SF +	5.25%	(a)(f)(g)	10.51%				04/2029	126,742	125,146	0.1	124,207
Health Buyer, LLC	Senior secured	SF +	5.25%	(f)	10.45%				04/2028	12,143	11,920	—	11,824
										2,109,568	2,072,754	2.0	2,106,714
Household Durables
Groundworks LLC	One stop	SF +	6.50%	(f)	11.65%				03/2030	435,462	422,955	0.4	435,462
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(1,141)	—	—
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(767)	—	—
										435,462	421,047	0.4	435,462
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(g)	11.09%				07/2027	240,629	236,768	0.3	240,629
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(a)(g)	11.56%				07/2027	7,891	7,403	—	7,891
Dwyer Instruments, Inc.(5)	One stop	SF +	6.00%		N/A(6)				07/2027	—	(488)	—	—
Excelitas Technologies Corp.	One stop	SF +	5.75%	(g)	10.94%				08/2029	723,710	710,865	0.7	716,473
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(b)	9.05%				08/2029	122,251	113,640	0.1	121,029
Excelitas Technologies Corp.	One stop	SF +	5.75%	(g)	10.94%				08/2028	34,615	34,055	—	34,122
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1,180)	—	(854)
										1,129,096	1,101,063	1.1	1,119,290
Insurance
Captive Resources Midco, LLC(17)	One stop	SF +	5.25%	(f)	5.17%	cash/	5.68%	PIK	07/2029	3,955,713	3,889,472	3.8	3,955,713
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2,039)	—	—
Disco Parent, Inc.	One stop	SF +	7.50%	(g)	12.76%				03/2029	270,167	263,700	0.3	263,413
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(845)	—	(882)
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(g)	11.74%				05/2030	964,000	944,946	0.9	949,540
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(g)	11.74%				05/2030	321,300	314,949	0.3	316,480
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(986)	—	(750)
										5,511,180	5,409,197	5.3	5,483,514
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(g)	8.17%	cash/	3.63%	PIK	05/2028	204,813	203,183	0.2	202,765
Critical Start, Inc.(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	(362)	—	(445)
Critical Start, Inc.(17)	One stop	SF +	6.75%	(g)	8.17%	cash/	3.63%	PIK	05/2028	111,667	109,558	0.1	110,550
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	13.25%	(c)	9.32%	cash/	9.57%	PIK	07/2029	801,456	728,991	0.8	793,442
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				01/2029	—	(1,070)	—	(910)
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	16.46%	(b)	9.71%	cash/	9.96%	PIK	07/2029	76,065	72,532	0.1	74,734
Netwrix Corporation	One stop	SF +	5.00%	(h)	10.30%				06/2029	3,851,161	3,823,690	3.6	3,774,138
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(6,193)	—	(22,284)
Netwrix Corporation	One stop	SF +	5.00%	(g)	10.24%				06/2029	29,250	28,257	—	26,910
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	15.57%				10/2026	224,149	220,704	0.2	224,149
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(g)(h)	15.67%				10/2026	38,971	38,971	—	38,971
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(g)	16.87%				10/2026	16,770	16,512	—	16,770
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zarya Holdco, Inc.	Senior secured	SF +	6.50%	(g)	11.76%				07/2027	$299,376	$299,376	0.3%	$299,376
Zarya Holdco, Inc.	Senior secured	SF +	6.50%	(g)	11.73%				07/2027	4,183	4,183	—	4,183
										5,657,861	5,538,332	5.3	5,542,349
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	6.50%	(g)	11.59%				11/2029	4,252,402	4,156,540	4.1	4,252,402
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1,113)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(15,214)	—	—
										4,252,402	4,140,213	4.1	4,252,402
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(g)	10.74%				05/2029	790,434	777,111	0.7	766,721
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(f)	10.85%				05/2029	50,299	48,886	0.1	48,623
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(1,009)	—	(3,593)
										840,733	824,988	0.8	811,751
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(f)	11.33%				05/2029	296,300	291,935	0.3	292,596
bswift, LLC	One stop	SF +	6.63%	(f)	11.76%				11/2028	329,644	320,436	0.3	329,644
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(g)(h)	10.84%				10/2027	206,579	204,369	0.2	206,579
Citrin Cooperman Advisors LLC(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(470)	—	—
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(h)	11.22%				10/2027	114,469	111,276	0.1	114,755
DISA Holdings Corp.	Senior secured	SF +	5.50%	(f)	10.66%				09/2028	226,729	222,763	0.2	226,729
DISA Holdings Corp.(17)	Subordinated debt	SF +	10.00%	(f)	13.13%	cash/	2.00%	PIK	03/2029	50,256	48,909	0.1	50,256
DISA Holdings Corp.	Senior secured	SF +	5.50%	(f)	10.66%				09/2028	13,804	13,474	—	13,804
DISA Holdings Corp.	One stop	SF +	5.50%	(f)	10.65%				09/2028	10,497	10,075	—	10,497
DISA Holdings Corp.(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(480)	—	—
										1,248,278	1,222,287	1.2	1,244,860
Software
Anaplan, Inc.	One stop	SF +	6.50%	(f)	11.60%				06/2029	9,257,118	9,178,123	8.7	9,164,547
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1,639)	—	(1,483)
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(d)	10.18%				06/2029	649,482	610,133	0.6	613,760
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(d)	10.18%				06/2029	297,710	269,686	0.3	279,070
Arrow Buyer, Inc.	One stop	SF +	6.50%	(g)	11.74%				06/2030	1,091,691	1,062,836	1.0	1,078,045
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(1,574)	—	(1,575)
Coupa Holdings, LLC	One stop	SF +	7.50%	(f)	12.60%				02/2030	2,161,516	2,110,098	2.0	2,107,478
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1,057)	—	(1,120)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(2,301)	—	(4,837)
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.87%	(g)	7.82%	cash/	4.30%	PIK	07/2029	1,882,433	1,851,415	1.8	1,863,609
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(g)	7.80%	cash/	4.30%	PIK	07/2029	1,229,137	1,205,778	1.2	1,216,846
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(g)	7.82%	cash/	4.30%	PIK	07/2029	225,320	223,440	0.2	223,067
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1,291)	—	(751)
ICIMS, Inc.(17)	One stop	SF +	7.25%	(g)	8.50%	cash/	3.88%	PIK	08/2028	3,144,298	3,097,870	2.9	3,081,412
ICIMS, Inc.	One stop	SF +	6.75%	(g)	11.99%				08/2028	16,450	15,712	—	14,480
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(15,144)
IQN Holding Corp.	One stop	SF +	5.25%	(h)	10.38%				05/2029	740,133	734,067	0.7	725,330
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(3,048)	—	(4,902)
IQN Holding Corp.	One stop	SF +	5.25%	(f)	10.35%				05/2028	9,933	9,452	—	8,890
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(c)	3.93%	cash/	7.25%	PIK	07/2028	393,240	373,197	0.4	393,240
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(h)	8.84%	cash/	3.50%	PIK	07/2028	186,985	185,485	0.2	186,985
Island Bidco AB(5)(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(243)	—	—
Island Bidco AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	(470)	—	—
Kaseya Inc.(17)	One stop	SF +	6.25%	(f)	8.85%	cash/	2.50%	PIK	06/2029	1,784,800	1,761,455	1.7	1,749,104
Kaseya Inc.(17)	One stop	SF +	6.25%	(f)	8.86%	cash/	2.50%	PIK	06/2029	26,900	25,981	—	24,748
Kaseya Inc.(17)	One stop	SF +	6.25%	(f)	8.86%	cash/	2.50%	PIK	06/2029	6,564	5,644	—	4,411
PING Identity Holding Corp.	One stop	SF +	7.00%	(f)	12.08%				10/2029	641,698	632,896	0.6	641,698
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(708)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quant Buyer, Inc.	One stop	SF +	6.00%	(h)	11.30%				06/2029	$2,692,601	$2,669,812	2.5%	$2,591,629
Quant Buyer, Inc.	One stop	SF +	6.00%	(h)	11.30%				06/2029	2,268,557	2,249,357	2.1	2,183,486
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(848)	—	(3,758)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1,635)	—	(1,705)
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.13%	(d)	8.42%	cash/	2.63%	PIK	07/2029	711,698	651,761	0.7	704,581
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	6.13%	(e)	8.55%	cash/	2.63%	PIK	07/2029	132,391	130,844	0.1	131,068
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.13%	(d)	8.42%	cash/	2.63%	PIK	07/2029	52,302	47,931	—	51,779
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.25%	(f)	11.35%				08/2029	3,893,507	3,824,420	3.7	3,854,572
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(910)	—	(1,065)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.50%	(h)	11.57%				07/2028	552,300	539,467	0.5	552,300
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(212)	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(2,624)	—	—
Zendesk, Inc.(17)	One stop	SF +	7.00%	(g)	8.75%	cash/	3.50%	PIK	11/2028	3,994,650	3,923,435	3.8	3,994,650
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(899)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(8,902)	—	—
										38,043,414	37,361,934	35.7	37,404,445
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(g)	10.93%				08/2029	3,761,968	3,703,793	3.5	3,686,729
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.00%				08/2030	404,642	396,504	0.4	380,363
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(4,195)	—	(4,761)
PPV Intermediate Holdings, LLC(5)(17)	One stop	N/A			13.00%				08/2030	593	(828)	—	(433)
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.00%				08/2030	93,496	92,513	0.1	87,886
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.00%				08/2030	17,161	16,977	—	16,131
Salon Lofts Group, LLC	One stop	SF +	6.25%	(g)(h)	11.59%				08/2028	166,533	165,098	0.2	166,533
Salon Lofts Group, LLC	One stop	SF +	6.25%	(g)(h)	11.58%				08/2028	2,548,244	2,526,295	2.4	2,548,244
Salon Lofts Group, LLC	One stop	SF +	6.25%	(h)	11.38%				08/2028	41,633	41,275	—	41,633
Salon Lofts Group, LLC	One stop	SF +	6.25%	(h)	11.58%				08/2028	36,840	35,782	—	36,840
Salon Lofts Group, LLC(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(7,875)	—	—
Salon Lofts Group, LLC	One stop	SF +	6.25%	(g)	11.31%				08/2028	131,803	130,667	0.1	131,803
Salon Lofts Group, LLC	One stop	SF +	6.25%	(g)	11.46%				08/2028	54,918	54,445	0.1	54,918
										7,257,831	7,150,451	6.8	7,145,886

Total debt investments										$91,586,950	$89,830,408	86.2%	$90,267,721

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	14,540	$145,395	0.2%	$168,163

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	438	43,800	0.1	58,204

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	50,171	50,171	0.1	52,699
HS Spa Holdings, Inc.	Common Stock	N/A	N/A		N/A	33,412	33,412	—	33,779
NSG Buyer, Inc.	LP units	N/A	N/A		N/A	372	372,024	0.3	365,745
							455,607	0.4	452,223
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A		N/A	16,700	16,700	—	18,462
Netwrix Corporation	LLC units	N/A	N/A		N/A	8,231	16,697	—	17,015
							33,397	—	35,477
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	186,012	186,012	0.2	186,012
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	186,012	—	—	31,171
							186,012	0.2	217,183
Software
Anaplan, Inc.	LP Interest	N/A	N/A		N/A	363,726	363,933	0.4	431,343
Cynet Security Ltd.(7)(12)	Preferred Stock	N/A	N/A		N/A	8,988	31,432	—	34,782
GTY Technology Holdings, Inc.	LP units	N/A	N/A		N/A	28,453	28,453	—	32,117
Kaseya Inc.(16)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	340	363,804	0.3	364,172
Kaseya Inc.	LP Interest	N/A	N/A		N/A	20,004	20,014	—	19,196
Onit, Inc.(16)	Preferred Stock	N/A	15.00%	Non-Cash	N/A	50	44,345	0.1	45,787
Onit, Inc.	Warrant	N/A	N/A		N/A	33	6,499	—	7,174
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A	N/A		N/A	29	11,056	—	7,607
Zendesk, Inc.	LP units	N/A	N/A		N/A	9,084	90,839	0.1	103,364
							960,375	0.9	1,045,542
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	62	62,482	0.1	59,928

Total equity investments							$1,887,068	1.9%	$2,036,720

Total investments							$91,717,476	88.1%	$92,304,441

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			4.9%	(18)			$10,364,222	9.9%	$10,364,222
Total Money market funds							$10,364,222	9.9%	$10,364,222
Total Investments and Money market funds							$102,081,698	98.0%	$102,668,663

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2023, as the loan may have priced or repriced based on an index rate prior to June 30, 2023.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.25% as of June 30, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.58% as of June 30, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.90% as of June 30, 2023.
(d) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.93% as of June 30, 2023.
(e) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.09% as of June 30, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.14% as of June 30, 2023.
(g) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.27% as of June 30, 2023.
(h) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.39% as of June 30, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2023.
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
(6)The entire commitment was unfunded as of June 30, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, total non-qualifying assets at fair value represented 4.6% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(17)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2023.
(18)The rate shown is the annualized seven-day yield as of June 30, 2023.

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

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1.    Organization

Golub Capital Direct Lending Unlevered Corporation (“GDLCU” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on April 1, 2022. On April 1, 2022, the date of commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GDLCU’s common stock in private placements. In addition, for U.S. federal income tax purposes, GDLCU has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Cash and cash equivalents and foreign currencies: Cash and cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2023, interest income included $73,435 and $191,710, respectively, of accretion of discounts and amortization of premiums. For the three and nine months ended June 30, 2023, the Company received loan origination fees of $133,997 and $880,610, respectively. For the three and nine months ended June 30, 2022(1), interest income included $2,393 and $2,393, respectively, of accretion of discounts and amortization of premiums. For the three and nine months ended June 30, 2022(1), the Company received loan origination fees of $293,830 and $293,830, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2023, interest income included $209,676 and $439,181, respectively, of PIK interest and the Company capitalized PIK interest of $188,987 and $410,928, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2022(1), there was no PIK interest included in interest income and the Company capitalized no PIK interest into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and nine months ended June 30, 2023 and 2022(1), fee income included no prepayment premiums.

For the three and nine months ended June 30, 2023, the Company received interest and fee income in cash, which excluded capitalized loan origination fees, in the amounts of $1,727,668 and $5,170,248, respectively. For the three and nine months ended June 30, 2022(1), the Company received interest and fee income in cash, which excluded capitalized loan origination fees, in the amounts of $10,883 and $10,883, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and nine months ended June 30, 2023, the Company recognized PIK and non-cash dividend income of $12,820 and $34,550, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2022(1), the Company had no capitalized PIK and non-cash dividends. For the three and nine months ended June 30, 2023 and 2022(1), the Company received no cash payments of accrued and capitalized preferred dividends in cash.

(1)The Company commenced operations on April 1, 2022.

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

For the three and nine months ended June 30, 2023 and 2022(1), the Company received no dividend income in cash, and did not receive any return of capital cash distributions.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2023 and September 30, 2022, the Company had no portfolio company investments on non-accrual status.

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2023, the Company did not record any U.S. federal excise tax. For the nine months ended June 30, 2023, $39,783 was recorded for U.S. federal excise tax. For the three and nine months ended June 30, 2022(1), the Company did not record any U.S. federal excise tax.

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

(1)The Company commenced operations on April 1, 2022.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2023.

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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and nine months ended June 30, 2023, the Company amortized $29,228 and $76,661, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2022(1), the Company amortized $6,161 and $6,161, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of June 30, 2023 and September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2023		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$358,715,500	$104,420,528	$348,715,500	$68,548,978

As of June 30, 2023 and September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 29.1% and 19.7%, respectively, and the Company had uncalled capital commitments of $254,294,972 and $280,166,522, respectively.

(1)The Company commenced operations on April 1, 2022.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the shares of GDLCU common stock issued for the nine months ended June 30, 2023 and 2022:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the nine months ended June 30, 2022(1)
Issuance of shares	04/25/22	733,361.334	$15.00	$11,000,420
Issuance of shares	05/27/22	1,394,862.000	15.00	20,922,930
Issuance of shares	06/27/22	1,046,146.533	15.00	15,692,198
Shares issued for capital drawdowns		3,174,369.867		$47,615,548

Shares issued for the nine months ended June 30, 2023
Issuance of shares	11/14/22	717,431.000	$15.00	$10,761,465
Issuance of shares	02/07/23	956,574.667	15.00	14,348,620
Issuance of shares	06/26/23	717,431.000	15.00	10,761,465
Shares issued for capital drawdowns		2,391,436.667		$35,871,550
Issuance of shares	11/23/22	1,664.799	$15.00	$24,972
Issuance of shares	12/29/22	4,782.751	15.00	71,742
Issuance of shares	03/01/23	2,895.367	15.00	43,430
Issuance of shares	03/22/23	3,478.115	15.00	52,172
Issuance of shares	05/24/23	8,465.003	15.00	126,975
Issuance of shares	06/22/23	3,231.487	15.00	48,472
Shares issued through DRIP		24,517.522		$367,763

(1)The Company commenced operations on April 1, 2022.

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

For the three and nine months ended June 30, 2023, the base management fees incurred by the Company were $218,363 and $581,591, respectively, and the management fees irrevocably waived by the Investment Adviser were $145,648 and $508,876, respectively. For the three and nine months ended June 30, 2022(1), the base management fees incurred by the Company were $12,953 and $12,953, respectively, and the management fees irrevocably waived by the Investment Adviser were $12,953 and $12,953, respectively.

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

(1)The Company commenced operations on April 1, 2022.

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

For the three and nine months ended June 30, 2023, the Income Incentive Fee incurred was $230,578 and $596,486, respectively. For the three and nine months ended June 30, 2022(1), there was no Income Incentive Fee incurred because the Pre-Incentive Investment Income did not exceed the hurdle rate. For the three months ended June 30, 2023, there was no Income Incentive Fee irrevocably waived by the Investment Adviser. For the nine months ended June 30, 2023, $318,993 of the Income Incentive Fee was irrevocably waived by the Investment Adviser in connection with the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below. For the three and nine months ended June 30, 2022(1), there was no Income Incentive Fee irrevocably waived by the Investment Adviser.

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

(1)The Company commenced operations on April 1, 2022.

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

For the three and nine months ended June 30, 2023 and 2022(1), the Company did not accrue a Capital Gain Incentive Fee. As of June 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. For the three and nine months ended June 30, 2023, the Company accrued under GAAP a capital gain incentive fee of $27,436 and $27,436, respectively. For the three and nine months ended June 30, 2022(1), the Company did not accrue under GAAP a capital gain incentive fee.

As of June 30, 2023, there was an accrual under GAAP of $27,436 for capital gain incentive fee included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2022, there was no accrual under GAAP for capital gain incentive fee included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

(1)The Company commenced operations on April 1, 2022.

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

As of June 30, 2023, there was $29,850 included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement. As of September 30, 2022, there were no amounts included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement, as a result of the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $56,183 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of June 30, 2023 and September 30, 2022, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301,431 and $195,200, respectively.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
There were no expenses waived by the Administrator and Investment Advisor for the three months ended June 30, 2023. For the nine months ended June 30, 2023, the Administrator and Investment Adviser waived the reimbursement of $194,972 in operating expenses. For the three and nine months ended June 30, 2022(1), the Administrator and Investment Adviser waived the reimbursement of $128,724 and $128,724, respectively, in operating expenses. As of June 30, 2023, the total operating expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived under the Operating Expenses Reimbursement Waiver totaled $1,000,000.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2023 were $320,912 and $320,912, respectively. There were no expenses reimbursed to the Administrator for the three and nine months ended June 30, 2022(1). As of June 30, 2023, there was $90,590 included in accounts payable and accrued expenses for reimbursable expenses that were paid by the Administrator on behalf of the Company. As of September 30, 2022, there were no amounts included in accounts payable and accrued expenses for reimbursable expenses, net of the Operating Expenses Reimbursement Waiver, that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000,000. As of June 30, 2023, GGP Class B-P, LLC has an aggregate commitment of $25,010,500. As of June 30, 2023, the Company had issued 509,246.867 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $7,638,703 and has also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of June 30, 2023, permits the Company to borrow a maximum of $40,000,000 and expires on April 1, 2025. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of June 30, 2023 and September 30, 2022 consisted of the following:

	As of June 30, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$682,977	$676,382	$680,123	$573,072	$567,404	$560,771
One stop	90,853,717	89,105,117	89,537,342	53,433,895	52,692,591	52,400,764
Subordinated debt	50,256	48,909	50,256	—	—	—
Equity	N/A	1,887,068	2,036,720	N/A	1,008,367	1,028,135
Total	$91,586,950	$91,717,476	$92,304,441	$54,006,967	$54,268,362	$53,989,670

(1)The Company commenced operations on April 1, 2022.

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

	As of June 30, 2023		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$13,273,496	14.5%	$7,080,362	13.0%
Midwest	10,954,356	11.9	7,435,161	13.7
Northeast	20,548,031	22.4	12,164,952	22.4
Southeast	16,489,419	18.0	6,342,481	11.7
Southwest	4,938,799	5.4	4,297,622	7.9
West	21,040,491	22.9	13,018,439	24.0
United Kingdom	1,710,355	1.9	1,338,700	2.5
Luxembourg	824,988	0.9	778,554	1.4
Sweden	1,358,422	1.5	1,235,297	2.3
Israel	31,432	0.0 *	31,432	0.1
Denmark	547,687	0.6	545,362	1.0
Total	$91,717,476	100.0%	$54,268,362	100.0%
Fair Value:
United States
Mid-Atlantic	$13,305,560	14.4%	$7,127,929	13.2%
Midwest	11,123,185	12.1	7,430,867	13.8
Northeast	20,591,079	22.3	12,054,680	22.3
Southeast	16,536,411	17.9	6,342,591	11.8
Southwest	4,978,676	5.4	4,329,390	8.0
West	21,135,341	22.9	12,907,169	23.9
United Kingdom	1,780,258	1.9	1,245,492	2.3
Luxembourg	811,751	0.9	776,407	1.4
Sweden	1,447,491	1.6	1,199,264	2.2
Israel	34,782	0.0 *	31,430	0.1
Denmark	559,907	0.6	544,451	1.0
Total	$92,304,441	100.0%	$53,989,670	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2023 and September 30, 2022 were as follows:

	As of June 30, 2023		As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$5,399,322	5.9%	$—	—%
Automobiles	4,530,742	4.9	3,112,370	5.7
Beverages	3,240,032	3.5	—	—
Diversified Consumer Services	6,777,026	7.4	3,606,847	6.7
Diversified Financial Services	751,191	0.8	—	—
Electronic Equipment, Instruments and Components	1,542,191	1.7	—	—
Health Care Technology	1,542,115	1.7	518,627	1.0
Healthcare Equipment and Supplies	1,307,294	1.4	1,295,367	2.4
Healthcare Providers and Services	143,031	0.1	143,841	0.3
Hotels, Restaurants and Leisure	2,072,754	2.3	595,150	1.1
Household Durables	421,047	0.5	—	—
Industrial Conglomerates	1,101,063	1.2	1,047,989	1.9
Insurance	5,409,197	5.9	3,800,618	7.0
IT Services	5,571,729	6.1	4,800,501	8.8
Life Sciences Tools & Services	4,326,225	4.7	—	—
Pharmaceuticals	824,988	0.9	778,554	1.4
Professional Services	1,222,287	1.3	284,781	0.5
Software	38,322,309	41.8	28,379,618	52.3
Specialty Retail	7,212,933	7.9	5,904,099	10.9
Total	$91,717,476	100.0%	$54,268,362	100.0%

	As of June 30, 2023		As of September 30, 2022
Fair Value:
Aerospace and Defense	$5,575,788	6.1%	$—	—%
Automobiles	4,416,005	4.8	3,110,619	5.8
Beverages	3,240,007	3.5	—	—
Diversified Consumer Services	6,851,109	7.4	3,619,523	6.7
Diversified Financial Services	769,900	0.8	—	—
Electronic Equipment, Instruments and Components	1,585,848	1.7	—	—
Health Care Technology	1,508,020	1.6	513,252	1.0
Healthcare Equipment and Supplies	1,318,939	1.4	1,295,098	2.4
Healthcare Providers and Services	134,022	0.2	143,536	0.3
Hotels, Restaurants and Leisure	2,106,714	2.3	588,369	1.1
Household Durables	435,462	0.5	—	—
Industrial Conglomerates	1,119,290	1.2	1,050,133	2.0
Insurance	5,483,514	6.0	3,797,726	7.0
IT Services	5,577,826	6.0	4,777,414	8.8
Life Sciences Tools & Services	4,469,585	4.8	—	—
Pharmaceuticals	811,751	0.9	776,407	1.4
Professional Services	1,244,860	1.3	287,247	0.5
Software	38,449,987	41.7	28,127,900	52.1
Specialty Retail	7,205,814	7.8	5,902,446	10.9
Total	$92,304,441	100.0%	$53,989,670	100.0%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 6.    Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

The outstanding forward currency contracts as of June 30, 2023 were as follows:

As of June 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£1,125,000	GBP	$1,246,950	USD	10/13/2023	$—	$(179,071)
Macquarie Bank Limited	€1,150,000	EUR	$1,148,218	USD	10/13/2023	—	(111,258)
						$—	$(290,329)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2023.

As of June 30, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(290,329)	$(290,329)	$290,329	$—

(1)The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The impact of derivative transactions for the three and nine months ended June 30, 2023 and 2022 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
	Three months ended June 30,		Nine months ended June 30,
Risk exposure category	2023	2022(1)	2023	2022(1)
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
	Three months ended June 30,		Nine months ended June 30,
Risk exposure category	2023	2022(1)	2023	2022(1)
Foreign exchange	$(39,988)	$—	$(290,329)	$—

(1)The Company commenced operations on April 1, 2022.

The following table is a summary of the average outstanding daily volume for forward currency contracts for three and nine months ended June 30, 2023 and 2022:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2023	2022(1)	2023	2022(1)
Forward currency contracts	$2,395,168	$—	$2,307,432	$—

(1)The Company commenced operations on April 1, 2022.

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2023 and 2022(1). The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. All investments as of both June 30, 2023 and September 30, 2022 were valued using Level 3 inputs. As of June 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs. As of September 30, 2022, the Company held no money market funds or forward currency contracts.

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

(1)The Company commenced operations on April 1, 2022.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2023 and September 30, 2022:

As of June 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$90,267,721	$90,267,721
Equity investments(1)	—	—	2,036,720	2,036,720
Money market funds(1)(2)	10,364,222	—	—	10,364,222
Total assets, at fair value:	$10,364,222	$—	$92,304,441	$102,668,663
Liabilities, at fair value:
Forward currency contracts	$—	$(290,329)	$—	$(290,329)
Total liabilities, at fair value:	$—	$(290,329)	$—	$(290,329)

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$52,961,535	$52,961,535
Equity investments(1)	—	—	1,028,135	1,028,135
Total assets, at fair value:	$—	$—	$53,989,670	$53,989,670

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2023, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2023 was $322,156 and $882,167, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2022(1), reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2022 was ($12,162) and ($12,162), respectively.

(1)The Company commenced operations on April 1, 2022.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2023 and 2022:

	For the nine months ended June 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$52,961,535	$1,028,135	$53,989,670
Net change in unrealized appreciation (depreciation) on investments	421,113	129,883	550,996
Net translation of investments in foreign currencies	314,661	—	314,661
Realized gain (loss) on translation of investments in foreign currencies	235	—	235
Fundings of (proceeds from) revolving loans, net	157,304	—	157,304
Fundings of investments	37,430,480	895,588	38,326,068
PIK interest and non-cash dividends	410,928	34,550	445,478
Proceeds from principal payments and sales of portfolio investments	(1,620,245)	(51,436)	(1,671,681)
Accretion of discounts and amortization of premiums	191,710	—	191,710
Fair value, end of period	$90,267,721	$2,036,720	$92,304,441

	For the nine months ended June 30, 2022(1)
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	(11,351)	(207)	(11,558)
Net translation of investments in foreign currencies	(604)	—	(604)
Fundings of (proceeds from) revolving loans, net	(2,865)	—	(2,865)
Fundings of investments	21,417,740	782,343	22,200,083
Accretion of discounts and amortization of premiums	2,393	—	2,393
Fair value, end of period	$21,405,313	$782,136	$22,187,449

(1)The Company commenced operations on April 1, 2022.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2023 and September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$680,123	Market rate approach	Market interest rate	8.8% - 10.0% (9.4%)
		Market comparable companies	EBITDA multiples	9.0x - 26.0x (16.8x)
One stop loans(2)	$89,537,342	Market rate approach	Market interest rate	6.8% - 19.8% (10.0%)
		Market comparable companies	EBITDA multiples	7.0x - 33.0x (18.1x)
		Market comparable companies	Revenue multiples	6.5x - 16.5x (11.6x)
Subordinated debt and second lien loans	$50,256	Market rate approach	Market interest rate	13.3%
		Market comparable companies	EBITDA multiples	9.5x
Equity(3)	$2,036,720	Market comparable companies	EBITDA multiples	12.0x - 25.0x (18.8x)
			Revenue multiples	6.5x - 16.5x (13.5x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $59,476,656 and $30,060,686 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $1,356,084 and $680,636 of equity investments using EBITDA and revenue multiples, respectively.

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

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2023, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2023 and September 30, 2022, the Company was permitted to borrow up to $40,000,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 1, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”).

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The short-term AFR as of June 30, 2023 was 4.4%. For the three and nine months ended June 30, 2023 and 2022(1), the Company had no borrowings and made no repayments on the Adviser Revolver. As of June 30, 2023 and September 30, 2022, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9. Commitments and Contingencies

Commitments: As of June 30, 2023, the Company had outstanding commitments to fund investments totaling $11,777,418, including $2,720,232 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $14,646,625, including $2,352,541 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of June 30, 2023. As of September 30, 2022, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

(1)The Company commenced operations on April 1, 2022.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2023	2022†
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(1.08)	(0.04)
Net investment income	1.00	0.07
Net realized gain (loss) on investment transactions	0.00 ^	0.00 ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.08	(0.03)
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	7.34%	0.25%
Number of common shares outstanding	6,987,780.543	3,175,069.867

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022†
Ratio of net investment income to average net assets*	8.88%	1.91%
Ratio of total expenses to average net assets*(5)	2.75%	3.37%
Ratio of management fee waiver to average net assets*	(0.80)%	(0.31)%
Ratio of incentive fee waiver to average net assets	(0.37)%	—%
Ratio of operating expense waiver to average net assets	(0.23)%	(0.75)%
Ratio of incentive fees to average net assets(5)	0.73%	—%
Ratio of excise tax to average net assets(5)	0.05%	—%
Ratio of net expenses to average net assets*(5)	1.35%	2.31%
Ratio of total expenses (without incentive fees) to average net assets*(5)	1.23%	3.37%
Total return based on average net asset value(6)	7.32%	0.38%
Total return based on average net asset value - annualized(6)	9.79%	1.52%
Net assets at end of period	$104,816,708	$47,626,048
Average debt outstanding	$—	$—
Average debt outstanding per share	$—	$—
Portfolio Turnover*	2.92%	0.00%
Asset coverage ratio(7)	N/A	N/A
Asset coverage ratio per unit(8)	N/A	N/A
Average market value per unit(9):
Adviser Revolver	N/A	N/A

*    Annualized for a period less than one year, unless otherwise noted.
† The Company commenced operations on April 1, 2022.
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
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of June 30, 2023.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of June 30, 2023.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2023 and 2022:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022(1)	2023	2022(1)
Earnings available to stockholders	$2,322,831	$63,862	$6,241,983	$63,862
Basic and diluted weighted average shares outstanding	6,301,927	1,123,117	5,699,765	1,123,117
Basic and diluted earnings per share	$0.37	$0.06	$1.10	$0.06

(1)The Company commenced operations on April 1, 2022.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2023
08/05/2022	10/18/2022	12/29/2022	4,571,826.354	$0.0980	$447,823
11/18/2022	11/21/2022	12/29/2022	5,289,257.354	0.0964	509,660
11/18/2022	12/15/2022	03/01/2023	5,290,922.153	0.1096	580,139
11/18/2022	01/17/2023	03/22/2023	5,295,704.904	0.1301	689,210
02/07/2023	02/24/2023	05/24/2023	6,252,279.571	0.1148	717,968
02/07/2023	03/17/2023	05/24/2023	6,255,174.938	0.1558	974,352
02/07/2023	04/28/2023	06/22/2023	6,258,653.053	0.1023	640,103
05/05/2023	05/26/2023	08/23/2023	6,267,118.056	0.1106	692,841
05/05/2023	06/16/2023	08/23/2023	6,267,118.056	0.1579	989,887
Total dividends declared for the nine months ended June 30, 2023					$6,241,983

For the nine months ended June 30, 2022(1)
05/06/2022	05/06/2022	07/08/2022	734,061.334	$0.0001	$47
05/06/2022	05/20/2022	07/08/2022	734,061.334	0.0106	7,794
05/06/2022	06/24/2022	09/15/2022	2,128,923.334	0.0263	56,021
Total dividends declared for the nine months ended June 30, 2022					$63,862

(1)The Company commenced operations on April 1, 2022.

The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2023:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the nine months ended June 30, 2023
November 23, 2022	1,664.799	$15.00	$24,972
December 29, 2022	4,782.751	15.00	71,742
March 1, 2023	2,895.367	15.00	43,430
March 22, 2023	3,478.115	15.00	52,172
May 24, 2023	8,465.003	15.00	126,975
June 22, 2023	3,231.487	15.00	48,472
	24,517.522		$367,763

(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On July 1, 2023, the Company entered into subscription agreements with additional stockholders totaling $10,000,000, in the aggregate.

On May 5, 2023 and August 3, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

August 30, 2023	November 22, 2023
In an amount (if positive) such that the net asset value of the Company as of August 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2023 through August 31, 2023 and the payment of this distribution is $15.00 per share

September 22, 2023	November 22, 2023
In an amount (if positive) such that the net asset value of the Company as of September 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2023 through September 30, 2023 and the payment of this distribution is $15.00 per share

October 20, 2023	December 28, 2023
In an amount (if positive) such that the net asset value of the Company as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2023 through October 31, 2023 and the payment of this distribution is $15.00 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the period ended September 30, 2022, in our quarterly report on Form 10-Q for the quarter ended March 31, 2023 and in Item 1A “Risk Factors” in this quarterly report on Form 10-Q.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in September 2021 as a Delaware limited liability company and converted to a Maryland corporation effective April 1, 2022.

The use of “unlevered” in our name is intended to mean that we will be unlevered, except for borrowings on a short term basis to fulfill working capital needs, and that we will not incur leverage to the same extent as is customary for other business development companies.

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of April 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2023. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of June 30, 2023 and September 30, 2022 our portfolio at fair value was comprised of the following:

	As of June 30, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$680,123	0.7%	$560,771	1.0%
One stop	89,537,342	97.0	52,400,764	97.1
Subordinated debt	50,256	0.1	—	—
Equity	2,036,720	2.2	1,028,135	1.9
Total	$92,304,441	100.0%	$53,989,670	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2023 and September 30, 2022, one stop loans included $30,060,686 and $19,931,038, respectively, of recurring revenue loans at fair value.

As of June 30, 2023 and September 30, 2022, we had debt and equity investments in 54 and 36 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the annualized total return based on our average net asset value, total return based on the change in the net asset value of our stock assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our annualized net investment income - return on equity for the three months ended June 30, 2023 and March 31, 2023, and the nine months ended June 30, 2023 and 2022:

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Weighted average income yield(1)*	12.0%	11.3%	11.2%	7.5%
Weighted average investment income yield(2)*	12.4%	11.6%	11.5%	7.7%
Total return based on average net asset value(3) *	9.9%	11.0%	9.8%	1.5%
Total return based on net asset value per share(4)	4.3%	3.4%	7.3%	0.3%
Net investment income - return on equity(5)*	8.7%	8.9%	8.9%	1.9%

*    Annualized for periods of less than one year.
(1)Represents income from interest, fees, accrued payment in kind, or PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
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
As of June 30, 2023, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 8.8% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the nine months ended June 30, 2023 and 2022, GDLCU has earned a fiscal year-to-date IRR of 10.7% and 1.6%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued.

On December 21, 2022 the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated.

Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or the LIBOR Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

In addition, the U.K. Financial Conduct Authority, or FCA, which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period.

Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.

Recent Developments

On July 1, 2023, we entered into subscription agreements with additional stockholders totaling $10,000,000, in the aggregate.

On May 5, 2023 and August 3, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 28, 2023	September 20, 2023	In an amount (if positive) such that our net asset value as of July 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period July 1, 2023 through July 31, 2023 and the payment of this distribution is $15.00 per share
August 30, 2023	November 22, 2023	In an amount (if positive) such that our net asset value as of August 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2023 through August 31, 2023 and the payment of this distribution is $15.00 per share
September 22, 2023	November 22, 2023	In an amount (if positive) such that our net asset value as of September 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2023 through September 30, 2023 and the payment of this distribution is $15.00 per share
October 20, 2023	December 28, 2023	In an amount (if positive) such that our net asset value as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2023 through October 31, 2023 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

In addition to our analysis of the year-to-date reporting period compared to the year-to-date prior period, we are presenting our analysis for the reporting quarter compared to the immediately preceding quarter as we believe this comparison will provide a more meaningful analysis of our business as our results are largely driven by market changes, not seasonal business activity.

We commenced operations on April 1, 2022. Consolidated operating results for the three months ended June 30, 2023 and March 31, 2023, and the nine months ended June 30, 2023 and 20221 are as follows:

	Three months ended		Variances	Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023 vs. March 31, 2023	June 30, 2023	June 30, 2022
Interest income	$2,304,491	$1,988,686	$315,805	$5,875,010	$77,539
Payment-in-kind interest income	209,676	159,512	50,164	439,181	—
Accretion of discounts and amortization of premiums	73,435	57,408	16,027	191,710	2,393
Non-cash dividend income	12,820	11,518	1,302	34,550	—
Fee income	5,319	4,460	859	14,107	179
Total investment income	2,605,741	2,221,584	384,157	6,554,558	80,111
Net expenses	557,968	296,868	261,100	854,836	—
Net investment income - before tax	2,047,773	1,924,716	123,057	5,699,722	80,111
Excise tax	—	9,783	(9,783)	39,783	—
Net investment income - after tax	2,047,773	1,914,933	132,840	5,659,939	80,111
Net realized gain (loss) on investment transactions	(1,447)	(1,122)	(325)	6,783	(4,087)
Net change in unrealized appreciation (depreciation) on investment transactions	276,505	467,719	(191,214)	575,261	(12,162)
Net increase in net assets resulting from operations	$2,322,831	$2,381,530	$(58,699)	$6,241,983	$63,862
Average earning portfolio company investments, at fair value	$83,992,423	$77,442,455	$6,549,968	$75,513,057	$4,168,797
Average earning preferred equity investments, at fair value	$394,710	$361,018	$33,692	$368,586	$32,795

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended March 31, 2023 to the three months ended June 30, 2023 by $384,157, primarily as a result of an increase in interest income due to rising LIBOR and SOFR base rates.

The annualized income yield by debt security type for the three months ended June 30, 2023 and March 31, 2023, and the nine months ended June 30, 2023 and 2022 are as follows:

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Senior secured	11.2%	10.9%	10.8%	6.6%
One stop	11.8%	11.3%	11.1%	7.5%
Subordinated debt	15.2%	15.2%	14.8%	—%

1 No comparative variance analysis was performed for the nine months ended June 30, 2023 and 2022 due to fiscal year 2022 commencing on April 1, 2022, concurrent with our commencement of operations.

Income yields on senior secured and one stop loans increased for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, primarily due to rising LIBOR and SOFR rates during the third quarter of the 2023 fiscal year. Our loan portfolio is partially insulated from a drop in floating interest rates, as 96.9% of the loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2023 and September 30, 2022, the weighted average base rate floor of our loans was 0.75% and 0.70%, respectively.

As of June 30, 2023, we have subordinated debt investments in one portfolio company as shown in the Consolidated Schedule of Investments. Due to the limited number of subordinated debt investments, income yields on subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2023 and March 31, 2023, and the nine months ended June 30, 2023 and 20221:

	Three months ended		Variances	Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023 vs. March 31, 2023	June 30, 2023	June 30, 2022
Base management fee, net of waiver	$72,715	$—	$72,715	$72,715	$—
Income incentive fee, net of waiver	230,578	46,915	183,663	277,493	—
Capital gain incentive fee accrued under GAAP	27,436	—	27,436	27,436	—
Professional fees	178,003	204,127	(26,124)	538,795	105,563
Administrative service fee	29,850	23,517	6,333	69,436	2,242
General and administrative expenses	19,386	22,309	(2,923)	63,933	20,919
Operating expenses reimbursement waived	—	—	—	(194,972)	(128,724)
Net expenses	$557,968	$296,868	$261,100	$854,836	$—

Management Fees

The base management fee, net of waiver, increased for the three months ended March 31, 2023 to the three months ended June 30, 2023 primarily due to certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares of our common stock where GC Advisors agreed to waive 100% of the base management fee for the three months ended March 31, 2023 and 66.7% of the base management fee for the three months ended June 30, 2023.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

1 No comparative variance analysis was performed for the nine months ended June 30, 2023 and 2022 due to fiscal year 2022 commencing on April 1, 2022, concurrent with our commencement of operations.

The Income Incentive Fee increased by $183,663 from the three months ended March 31, 2023 to the three months ended June 30, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by the impact of rising LIBOR and SOFR rates during the third quarter of fiscal year 2023. For both the three months ended June 30, 2023 and March 31, 2023, we were fully through the “catch-up” provision of the calculation of the Income Incentive Fee.

For both the three months ended June 30, 2023 and March 31, 2023, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 10.0%. For the nine months ended June 30, 2023, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 9.5%. For the nine months ended June 30, 2022, there was no Income Incentive Fee incurred because Pre-Incentive Investment Income did not exceed the hurdle rate.

As of June 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. We recorded an accrual for a capital gain incentive fee under GAAP of $27,436, or less than $0.01 per share, for the three and nine months ended June 30, 2023, which was primarily the result of unrealized appreciation of debt and equity investments. As of June 30, 2023, there was a capital gain incentive fee accrual of $27,436 calculated in accordance with GAAP. For the three months ended March 31, 2023, as well as the nine months ended June 30, 2022, there was no accrual of the capital gain incentive fee under GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2023 and September 30, 2022, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses decreased by $22,714 from the three months ended March 31, 2023 to the three months ended June 30, 2023 primarily due to a decrease in professional fees.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2023 were $320,912 and $320,912, respectively. There were no expenses reimbursed to the Administrator during the three months ended March 31, 2023, as well as the nine months ended June 30, 2022.

As of June 30, 2023, included in accounts payable and accrued expenses were $90,590 of expenses paid on behalf of us by the Administrator. As of September 30, 2022, there was no amount included in accounts payable and accrued expenses for reimbursable expenses, net of the waiver for reimbursement of operating expenses, that were paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) on investment transactions for the three months ended June 30, 2023 and March 31, 2023, and the nine months ended June 30, 2023 and 20221:

	Three months ended		Variances	Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023 vs. March 31, 2023	June 30, 2023	June 30, 2022
Net realized gain (loss) from foreign currency transactions	$(1,447)	$(1,122)	$(325)	$6,783	$(4,087)
Net realized gain (loss) from investment transactions	$(1,447)	$(1,122)	$(325)	$6,783	$(4,087)
Unrealized appreciation from investments	$402,185	$625,983	$(223,798)	$981,244	$11,608
Unrealized (depreciation) from investments	(142,663)	(166,775)	24,112	(430,248)	(23,166)
Unrealized appreciation (depreciation) from forward currency contracts	(39,988)	(38,187)	(1,801)	(290,329)	—
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	56,971	46,698	10,273	314,594	(604)
Net change in unrealized appreciation (depreciation) on investment transactions	$276,505	$467,719	$(191,214)	$575,261	$(12,162)
During the three months ended June 30, 2023, and March 31, 2023, we had a net realized loss of $1,447 and $1,122, respectively, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.

During the nine months ended June 30, 2023, we had a net realized gain of $6,783, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars. During the nine months ended June 30, 2022, we had a net realized loss of $4,087, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended June 30, 2023, we had $402,185 in unrealized appreciation on 29 portfolio company investments, which was offset by $142,663 in unrealized depreciation on 33 portfolio company investments. For the three months ended March 31, 2023, we had $625,983 in unrealized appreciation on 27 portfolio company investments, which was offset by $166,775 in unrealized depreciation on 31 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2023 and March 31, 2023 primarily resulted from fair valuing recent originations up to or near par. Unrealized depreciation for the three months ended June 30, 2023 primarily resulted from the amortization of discounts during the quarter on recently originated loans. Unrealized depreciation for the three months ended March 31, 2023 primarily resulted from incremental wider credit spreads in the market and the amortization of discounts during the quarter on recently originated loans.

For nine months ended June 30, 2023, we had $981,244 in unrealized appreciation on 39 portfolio company investments, which was offset by $430,248 in unrealized depreciation on 23 portfolio company investments. For the nine months ended June 30, 2022, we had $11,608 in unrealized appreciation on 3 portfolio company investments, which was offset by $23,166 in unrealized depreciation on 13 portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2023 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first two quarters of the 2023 fiscal year and the amortization of discounts during the quarter on recently originated loans. Unrealized appreciation and depreciation for the nine months ended June 30, 2022 primarily resulted from fees collected that decrease the cost of the investments and are amortized through the investment's maturity.

1 No comparative variance analysis was performed for the nine months ended June 30, 2023 and 2022 due to commencing on April 1, 2022, concurrent with our commencement of operations.

Liquidity and Capital Resources

For the nine months ended June 30, 2023, we experienced a net decrease in cash and cash equivalents and foreign currencies of $3,154,541. During the period, we used $32,445,434 in operating activities, primarily as a result of fundings of portfolio investments of $38,326,068, partially offset by proceeds from principal payments and sales of portfolio investments of $1,671,681. During the same period, cash provided by financing activities was $29,290,893, primarily as a result of proceeds from the issuance of common shares of $33,810,400, offset by distributions paid of $4,519,507.

For the nine months ended June 30, 2022, we experienced a net increase in cash of $25,648,344. During the period, we used $21,967,204 in operating activities, primarily as a result of fundings of portfolio investments of $22,200,083. During the same period, cash provided by financing activities was primarily as a result of proceeds from the issuance of common shares of $47,615,548.

As of June 30, 2023 and September 30, 2022, we had $11,455,222 and $14,625,142, respectively, of cash and cash equivalents and $26,315 and $4,455, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of both June 30, 2023 and September 30, 2022, we had investor capital subscriptions totaling $358,715,500 of which $104,420,528 and $68,548,978, respectively, had been called and contributed, leaving $254,294,972 and $280,166,522, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facility

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of both June 30, 2023 and September 30, 2022, we were permitted to borrow up to $40,000,000 at any one time outstanding under the Adviser Revolver. As of both June 30, 2023 and September 30, 2022, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of June 30, 2023, we did not have any outstanding borrowings.

As of June 30, 2023, we had outstanding commitments to fund investments totaling $11,777,418, including $2,720,232 of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $14,646,625, including $2,352,541 of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2023 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of June 30, 2023. As of June 30, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of June 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

Although we expect to fund the growth of our investment portfolio through the net proceeds from capital calls on existing and future investor capital subscriptions and through our dividend reinvestment plan as well as future short-

term borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of June 30, 2023 and September 30, 2022, we had investments in 54 and 36 portfolio companies, respectively, with a total fair value of $92,304,441 and $53,989,670, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2023 and March 31, 2023, and the nine months ended June 30, 2023 and 2022:

	Three months ended				Nine months ended
	June 30, 2023		March 31, 2023		June 30, 2023		June 30, 2022(1)
	New Commitments	Percentage	New Commitments	Percentage	New Commitments	Percentage	New Commitments	Percentage
Senior secured	$—	—%	$—	—%	$92,593	0.3%	$145,900	0.4%
One stop	6,334,809	100.0	9,302,288	97.9	37,317,591	97.4	28,561,471	96.9
Subordinated debt	—	—	—	—	50,000	0.1	—	—
Equity	—	—	195,267	2.1	844,141	2.2	782,343	2.7
Total new investment commitments	$6,334,809	100.0%	$9,497,555	100.0%	$38,304,325	100.0%	$29,489,714	100.0%

(1)The Company commenced operations on April 1, 2022.
For the nine months ended June 30, 2023, we had approximately $1,671,681 in proceeds from principal payments and sales of portfolio investments.

For the nine months ended June 30, 2022, we had no proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2023 (1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$682,977	$676,382	$680,123	$573,072	$567,404	$560,771
One stop	90,853,717	89,105,117	89,537,342	53,433,895	52,692,591	52,400,764
Subordinated debt	50,256	48,909	50,256	—	—	—
Equity	N/A	1,887,068	2,036,720	N/A	1,008,367	1,028,135
Total	$91,586,950	$91,717,476	$92,304,441	$54,006,967	$54,268,362	$53,989,670

(1)As of June 30, 2023, $20,788,066 and $21,042,907 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2022, $3,582,311 and $3,562,405 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of both June 30, 2023 and September 30, 2022, we had no loans on non-accrual status. As of June 30, 2023 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 98.6% and 98.1%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2023 and March 31, 2023, and the nine months ended June 30, 2023 and 2022:

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022(1)
Weighted average rate of new investment fundings	12.4%	12.0%	11.5%	7.7%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.5%	7.1%	6.7%	5.9%
Weighted average fees of new investment fundings	1.7%	2.1%	1.8%	1.0%
Weighted average rate of sales and payoffs of portfolio investments	11.2%	10.7%	9.4%	—

(1)The Company commenced operations on April 1, 2022.
As of June 30, 2023, 96.9% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2022, 95.3% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans.
As of June 30, 2023 and September 30, 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $84,590,000 and $69,120,000, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2023 and September 30, 2022:

	As of June 30, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$—	—%	$1,254,601	2.3%
4	91,942,065	99.6	52,735,069	97.7
3	362,376	0.4	—	—
2	—	—	—	—
1	—	—	—	—
Total	$92,304,441	100.0%	$53,989,670	100.0%

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
•GC Advisors and the Administrator have agreed to irrevocably waive (1) reimbursement of all expenses pursuant to the Investment Advisory Agreement or Administration Agreement, as applicable, and (2) in the case of GC Advisors, fees payable pursuant to the Investment Advisory Agreement, net of the Base Management Fee Waivers until the aggregate amount of such waived fees and expense reimbursements equals $1.0 million. As of June 30, 2023, the total expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived totaled $1,000,000.
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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement with us for $25,000,000. As of June 30, 2023, we have issued 509,246.867 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $7,638,703, and have also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital BDC 3, Inc., or GBDC 3, Golub Capital Direct Lending Corporation, or GDLC, Golub Capital BDC 4, Inc., or GBDC 4, and Golub Capital Private Credit Fund, or GCRED, which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, most of our officers and directors serve in similar capacities for GBDC, GBDC 3, GDLC, GBDC 4 and GCRED. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GBDC 3, GDLC, GBDC 4, GCRED, and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. All investments as of both June 30, 2023 and September 30, 2022 were valued using Level 3 inputs. As of June 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs. As of September 30, 2022, the Company held no money market funds or forward currency contracts.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of both June 30, 2023 and September 30, 2022, we had no portfolio company investments on non-accrual status.

Income taxes:

We have elected to be treated as a RIC under Subchapter M of the Code and will operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2023, we did not record any U.S. federal excise tax. For the nine months ended June 30, 2023, $39,783 was recorded for U.S. federal excise tax. For both the three and nine months ended June 30, 2022, we did not record any U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2023 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.75% and 0.70%, respectively. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
Down 200 basis points	$(1,785,422)
Down 150 basis points	(1,339,065)
Down 100 basis points	(892,710)
Down 50 basis points	(446,355)
Up 50 basis points	446,355
Up 100 basis points	892,710
Up 150 basis points	1,339,065
Up 200 basis points	1,785,422

(1)Assumes applicable three-month base rate as of June 30, 2023, with the exception of SONIA and Prime that utilize the June 30, 2023 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks related to the transition away from LIBOR.

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”).

Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by the Company.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Golub Capital Direct Lending Unlevered Corporation

Date: August 11, 2023	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)