Form 10-K
period 2023-09-30
Golub Capital Direct Lending Unlevered Corp
filed 2023-12-12
CIK 1901606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________________________
Form 10-K
_______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Chicago

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of September 30, 2023, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of December 12, 2023 is 11,487,055.609.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2023.

PART I
In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•“we,” “us,” “our,” “Company” and “GDLCU” refer to Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation and its consolidated subsidiaries;

•“GC Advisors” refers to GC Advisors LLC, our investment adviser;

•“Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator;

•“Adviser Revolver” refers to the line of credit with GC Advisors, which allowed for borrowing up to $40.0 million as of September 30, 2023;

•“Investment Advisory Agreement” refers to the advisory agreement by and between us and GC Advisors, dated as of April 1, 2022; and

•“Golub Capital” refers, collectively, to the activities and operations of Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

Item 1. Business

GENERAL
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed to make investments and generate current income and capital appreciation by investing primarily in one stop loans (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures these one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

In this Annual Report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

The use of “unlevered” in our name is intended to mean that we will be unlevered, except for borrowings on a short term basis to fulfill working capital needs, and that we will not incur leverage to the same extent as is customary for other business development companies. Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $60.0 billion of capital under management as of July 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We were formed in September 2021 as a Delaware limited liability company and converted to a Maryland corporation effective April 1, 2022 in connection with our election to be regulated as a business development company and the commencement of our operations. We have offered and continue to offer and sell shares of our common stock in private placement transactions pursuant to certain exemptions of the Securities Act of 1933, as amended, or the Securities Act, and the laws of the states and jurisdictions where any offering is made.

We seek to create a portfolio that includes primarily senior secured and one stop loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market companies. We expect to selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

Our Adviser
Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative incentive fee cap and the income and capital gains incentive fee payable by us to GC Advisors. Under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

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

About Golub Capital
Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of July 1, 2023, Golub Capital had over $60.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 370 middle-market sponsors and repeat transactions with over 260 sponsors.

Golub Capital’s middle-market lending group is managed by an eight member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2023, Golub Capital had more than 170 investment professionals supported by more than 650 administrative and back-office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends
We have identified the following trends that may affect our business:

Target Market.  We believe that small and middle-market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We continue to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of economic disruptions, such as the COVID-19 pandemic.

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

Market Environment: We believe middle-market investments are likely to excel in uncertain market environments, and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.1 In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle-market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 850 employees, led by our chairman, Lawrence E. Golub, and our president and chief executive officer, David B. Golub. As of September 30, 2023, Golub Capital’s more than 170 investment professionals had an average of approximately 13 years of investment experience and were supported by more than 650 administrative and back-office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC, Inc., a Delaware corporation, or GBDC; (ii) Golub Capital BDC 3, Inc., a Maryland corporation, or GBDC 3; (iii) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; (iv) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC4, and (v) Golub Capital Private Credit Fund, a Delaware statutory trust, or GCRED, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans and, in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q1 2023 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 370 middle-market sponsors and repeat transactions with over 260 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to have a portfolio of first-lien, senior secured loans to borrowers focused on a number of sectors and industries that we believe have shown resilience during economic disruptions and are likely to show resilience in future recessionary periods, including, for example, software and technology companies as well as business, financial and healthcare services among others. We also make opportunistic loans to independently owned and publicly held middle market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,300 loans at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2023 and 2022:

	As of September 30, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$—	—%	$1,254,601	2.3%
4	109,524,616	99.7	52,735,069	97.7
3	380,306	0.3	—	—
2	—	—	—	—
1	—	—	—	—
Total	$109,904,922	100.0%	$53,989,670	100.0%

Investment Committee

The purpose of GC Advisors’ investment committee, which is comprised of officers of GC Advisors, is to evaluate and approve all of our investments, subject to the oversight of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee currently consists of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Each transaction is presented to the investment committee in a formal written report. Each investment opportunity generally receives the unanimous approval of the investment committee. Each member of the investment committee performs a similar role for other investment funds, accounts or other investment vehicles, collectively referred to as accounts, sponsored or managed by Golub Capital and its affiliates.

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

GC Advisors structures our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans. GC Advisors structures investments in senior secured loans, where we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. Our senior secured loans often provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Our senior secured loans may include a payment in kind, or PIK, feature.

One Stop Loans. GC Advisors structures our one stop loans as senior secured loans. A one stop loan is a single loan that blends the characteristics of traditional first lien senior secured debt and traditional junior debt. The structure generally combines the stronger lender protections associated with first lien senior secured debt with the superior economics of junior capital. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In some cases, one stop loans are provided to borrowers experiencing high revenue growth supported by a high level of discretionary expenditures. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. One stop loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Our one stop loans may include a PIK feature. One stop loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of a one stop loan, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

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

Subordinated Loans. GC Advisors structures these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates and provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with all or the majority of amortization of principal deferred until loan maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

Second lien loans and subordinated loans are generally more volatile than first lien, senior secured loans and may involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan. Subordinated loans are more likely to include a PIK feature.

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

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. We also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2023, as well as the top ten industries in which we were invested as of September 30, 2023, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Anaplan, Inc.	$9,773,984	8.9%
Hyland Software, Inc.	7,172,799	6.5
PPV Intermediate Holdings, LLC	5,566,674	5.1
PPW Aero Buyer, Inc.	5,546,042	5.0
Quant Buyer, Inc.	4,835,059	4.4
NSG Buyer, Inc.	4,493,053	4.1
Celerion Buyer, Inc.	4,485,130	4.1
Zendesk, Inc.	4,155,399	3.8
Captive Resources Midco, LLC	4,002,993	3.6
SailPoint Technologies Holdings, Inc.	3,853,507	3.5
	$53,884,640	49.0%

Industry	Fair Value of Investments	Percentage of Total Investments
Software	$49,064,803	44.6%
Specialty Retail	8,822,599	8.0
Diversified Consumer Services	7,102,923	6.5
IT Services	5,839,273	5.3
Insurance	5,758,946	5.3
Aerospace and Defense	5,546,042	5.1
Life Sciences Tools & Services	4,485,130	4.1
Automobiles	4,427,108	4.0
Hotels, Restaurants and Leisure	3,816,857	3.5
Beverages	3,301,796	3.0
	$98,165,477	89.4%

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

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC.

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
•We are subject to risks associated with the current interest rate environment.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•Rising interest rates could affect the value of our investments and could make it more difficult for portfolio companies to make periodic payments on their loans.
•We are subject to risks associated with the transition away from LIBOR, which will affect our cost of capital and net investment income.
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

MANAGEMENT AGREEMENTS
GC Advisors is located at 200 Park Avenue, 25th Floor, New York, NY 10166. GC Advisors is registered as an investment adviser under the Advisers Act. The beneficial interests in GC Advisors are majority owned, indirectly, by two affiliated trusts. The trustees of those trusts are Stephen A. Kepniss and David L. Finegold. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:
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

Incentive Fee Cap

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

We have structured the calculation of the Incentive Fee to include a fee limitation such that no Income Incentive Fee and no Capital Gain Incentive Fee will be paid at any time where, after such payment, the cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to date would be greater than 10% of our Cumulative Pre Incentive Fee Net Income since the date of our election to become a business development company, which amount, less any Incentive Fees previously paid, we refer to as the Incentive Fee Cap. “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income (as defined below) for each period from the date of our election to become a business development company and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, from the date of our election to become a business development company. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the Base Management Fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock to the extent such amounts are supported by our taxable earnings, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, and zero coupon securities, accrued income that we have not yet received in cash. GC Advisors does not return to us amounts paid to it on accrued income that we have not yet received in cash if such income is not ultimately received by us in cash. If we do not ultimately receive income, a loss would be recognized, reducing future fees.

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
The Capital Gain Incentive Fee is calculated on a cumulative basis from the date of our election to be regulated as a business development company through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments in our calculation of the Capital Gain Incentive Fee when calculating a capital gain incentive fee accrual as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 10% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period can result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2023, we have not made any Capital Gain Incentive Fee payments. For the year ended September 30, 2023, we accrued a capital gain incentive fee under GAAP of $56,180. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we did not accrue a capital gain incentive fee under GAAP.

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

Payment of Our Expenses

All investment professionals of GC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by GC Advisors and/or its affiliates and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Expenses.”

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for an initial term of two years and then from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and could be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, can also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”

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

Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2023, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•the nature, extent and quality of services provided to us by GC Advisors;
•the relative investment performance of us since inception;
•the relative investment performance of GBDC, GDLC, GBDC 4, and GBDC 3;
•the fees paid by other comparable business development companies; and
•various other matters.

Based on the information reviewed and the considerations detailed above, our board of directors, including all of the directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement for a one-year term.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Administrator also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion(subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. The allocation of such shared services is based on several factors including, among others, our assets relative to all assets managed by Golub Capital and, with respect to overhead allocation, to the types of support services that are provided by certain employees of the Administrator. The Administrator calculates the full cost of each employee as the sum of direct, indirect, and imputed costs related to the employee, including compensation, benefits, payroll and similar taxes, associated office space, technology, utilities, expenses and other similar items related to the employee. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2023, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

License Agreement

We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. Under this agreement, we will have a right to use the “Golub Capital” name and the agreement will remain in effect for so long as GC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Golub Capital” name. This license agreement will remain in effect so long as the Investment Advisory Agreement with GC Advisors is in effect.

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

REGULATION

General

We are a business development company under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.

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
(2)Securities of any eligible portfolio company which we control.
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

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group could make available such managerial assistance.

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

Codes of Ethics

We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code can invest in securities for their personal investment accounts, including securities purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You can read and copy the code of ethics from the SEC’s website at www.sec.gov. See “Business — General — Information Available.” In addition, each code of ethics is attached as an exhibit to this Annual Report on Form 10-K.

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

Proxy Voting Records

You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2023 by making a written request for proxy voting information to: Golub Capital Direct Lending Unlevered Corporation, Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling us to collect at (212) 750-6060.

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

We could also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief pursuant to which purchases by us and other accounts sponsored or managed by GC Advisors or its affiliates of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, in certain circumstances, we could be unable to invest in an issuer in which another account sponsored or managed by GC Advisors has previously invested.

On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. On January 13, 2023, the SEC issued an order amending the existing co-investment exemptive relief order to incorporate the terms of the temporary, conditional exemptive relief announced by the SEC on April 8, 2020 in order to permit those entities permitted to rely on the order to participate in certain follow-on co-investment transactions.

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
•pursuant to Rule 13a-15 under the Exchange Act, beginning with our fiscal year ended September 30, 2023, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must timely distribute to our stockholders in respect of each calendar year dividends for U.S. federal income tax purposes of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.

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

Any underwriting fees paid by us are not deductible in computing our investment company taxable income. We could be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold a debt instrument that is treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we could be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax.

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
With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We will also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation. See “Risks Relating to Our Business and Structure — There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns — and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
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
We are subject to risks associated with the transition away from LIBOR.
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
Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or the Administrator. The personnel of the Administrator and its affiliates could be called upon to provide managerial assistance to our portfolio companies. These activities could distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, certain of our directors and officers also serve as directors and officers of GBDC, GBDC 3, GDLC, GBDC 4 and GCRED, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives. GC Advisors’ management team will share its time and attention between us and other investment vehicles and accounts. Neither we nor any investor in us unaffiliated with GC Advisors will have any rights in or to independent ventures of GC Advisors or its affiliates or in the income or profits derived therefrom. GC Advisors does not expect to have any dedicated personnel who spend all or substantially all of their time managing our investing activities.
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including for example public health crises such as the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GBDC 3, GDLC, GBDC 4, GCRED and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, including accounts that can incur material amounts of leverage, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff, or Staff, interpretations, and any co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. Because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
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

Golub Capital could engage in any number of strategic transactions, including acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in GDLCU. In August 2018, Golub Capital sold a passive, non-voting minority stake in its management companies and could engage in strategic transactions in the future.
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
There is also a material risk that applicable governmental authorities and regulators in the United States and other jurisdictions will continue to adopt new laws or regulations (such as tax, privacy and anti-money laundering laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, in each case in a manner that is burdensome for GC Advisors and for us. Any such events or changes could occur during the term of GDLCU and could adversely affect us or GC Advisors and GC Advisors’ ability to operate and/or pursue its management strategies on behalf of us. Further, any such events or changes could adversely affect obligors’ ability to make payments on loans to which we are directly or indirectly exposed or otherwise adversely affect the value of such investments. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. As a result, there can be no assurance that any of the foregoing will not have an adverse impact on the business of GC Advisors and/or any of its affiliates or our performance. From time to time, GC Advisors and its affiliates could take certain actions that they determine are necessary, appropriate or in the best interests of us and our stockholders, taken as a whole, to mitigate the application or impact of certain laws or regulations.
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
The Investment Period and, consequently, the term could be extended, thereby allowing us to make additional commitments for a longer duration. If an extension is approved, Investors will be required to fund drawdown purchases for a period beyond the original six-year term. In addition, an extension of the Investment Period will delay the commencement of the wind down period, an Accelerated Liquidity Event, if any, and our ultimate liquidation.
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
Depending on (1) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (2) how we are treated in such jurisdiction, and (3) our activities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us and/or of distributions from us and any uncertainties arising in that respect (GDLCU not being established under the laws of the relevant jurisdiction), the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder could also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each stockholder is urged to consult its own tax advisers with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.
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
Although GC Advisors will attempt to manage our cash balances so that they are not significantly larger than needed for our investments and other obligations, GC Advisors’ ability to manage cash balances could be affected by changes in the timing of investment closings, access to leverage for our short-term borrowing purposes, Investor defaults or late payments of drawdown purchases and other factors. GC Advisors’ management of cash balances could have a material effect on our performance.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, GC Advisors and our portfolio companies.
Cash not held in custody accounts and held by us, GC Advisors and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, GC Advisors, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, GC Advisors’ and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and GC Advisors assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, GC Advisors or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, GC Advisors or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, GC Advisors, or our portfolio companies to acquire financing on acceptable terms or at all.
Our ability to invest in public companies is limited in certain circumstances. If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy and decrease our operating flexibility.
To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange could be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment. See “Business -Regulation - Qualifying Assets.” We could be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We can provide no assurance that we will be able to find a buyer for such investments and, even if we do find a buyer, we could be forced to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our board of directors’ assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “Risks Relating to Our Business and Structure – We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps in response to the financial crises of 2008-2009, the global COVID-19 pandemic and, more recently, inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by a global health crisis such as the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
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
Prior to the registration of our common stock under the Exchange Act sufficient to cause our common stock to be a “publicly offered security” for purposes of the Plan Assets Regulation, as described below, we do not intend to permit employee benefit plans and other plans, as defined in and subject to Section 4975 of the Code, to hold twenty-five percent (25%) (or such higher percentage as can be specified in regulations promulgated by the United States Department of Labor) or more of the value of any outstanding class of our capital stock. Accordingly, we expect that our assets will not be treated as “plan assets” subject to Title I of ERISA or Section 4975 of the Code, as amended, though there is no assurance that this will be the case. Were our assets to be treated as “plan assets” (that is, if 25% or more of the value of any class of capital stock is held by certain benefit plan investors), we could, among other things, be subject to certain restrictions on our ability to carry out our activities as described herein. Moreover, we can require certain benefit plan investors or other employee benefit plans not subject to Title I of ERISA or Section 4975 of the Code to reduce or terminate their interests in us at such time.

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
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased in periods of market uncertainty, including as a result of global health crises, such as the COVID-19 pandemic, or periods of elevated inflation and rising interest rates. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time pending the sale of collateral, can distract senior personnel of GC Advisors and its affiliates from their normal business. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, and/or environmental liabilities.
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
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including as a result of the effects of a global health pandemic such as the COVID-19 pandemic or during periods of elevated inflation and rising interest rates. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations.
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
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to significantly increase upon the occurrence of adverse events, including, for example, an inflationary economic environment or a global health crisis, such as the COVID-19 pandemic. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
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
We have invested and intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies, and we could have exposure to a variety of debt that captures particular layers of a borrower’s credit structure, such as “last out” or “second lien” debt, or other subordinated investments that rank below other obligations of the borrower in right of payment. Subordinated investments are subject to greater risk of loss than senior obligations where there are adverse changes to the financial condition of the borrower or a decline in general economic conditions. Subordinated investments could expose us to particular risks in a distress scenario, such as the risk that creditors are not aligned. Holders of subordinated investments generally have less ability to affect the results of a distressed scenario than holders of more senior investments. Additionally, lenders to companies operating in workout modes are, in certain circumstances, subject to potential liabilities that could exceed the amount of such loan purchased by us.
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
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2023, we were invested in securities of seven non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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
We have and could in the future enter into hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options in currencies selected to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. While hedging transactions can reduce such risks, they generally will not be designed to prevent all loss from our position. There also could be barriers that prevent us from entering into certain hedging transactions. These barriers will not necessarily impact other investment funds managed by GC Advisors or its affiliates. Hedging transactions could result in a lower overall performance for us than if it had not entered into hedging transactions and generally introduces new risks, such as counterparty risk and greater illiquidity. Conversely, to the extent that we do not enter into hedging transactions, borrower defaults and fluctuations in currency exchange rates or interest rates could result in poorer overall performance for us than if it had entered into such hedging transactions.
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
There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D and other exemptions from regulations under the Securities Act, and these additional restrictions could further limit the liquidity of an investment in shares of our common stock and the price at which holders may be able to sell shares of our common stock.
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
We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC.

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

In addition, if we seek to enter into a transaction in which our stockholders receive common stock of a fund that is advised by GC Advisors, such transaction would need to comply with the requirements under the 1940 Act governing transactions with affiliates, which could complicate the negotiation and closing of such transaction.
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
In recent years, U.S. capital markets have experienced volatility and disruptions including as a result of the COVID-19 pandemic, certain regional bank failures, and an inflationary economic environment. These disruptions in the capital markets have in the past and could in the future increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.

Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events ( i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, government shutdowns, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property.
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
The continuing impact of Brexit on our investments is uncertain and could adversely affect our business.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Not applicable.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 200 Park Avenue, 25th Floor, New York, NY 10166 and are provided by the Administrator pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings
We, GC Advisors and the Administrator may, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and the Administrator do not believe it is currently subject to any material legal proceedings.

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

Holders

As of December 12, 2023, we had 8 stockholders of record.

Distributions

Our distributions, if any, are determined by our board of directors. We elected to be treated as a RIC under Subchapter M of the Code. In order to be subject to tax as a RIC, we must distribute to our stockholders dividends for U.S. federal income tax purposes each tax year of an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount.

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

		Distributions Declared
Record Dates	Payment Dates	Per Share	Amount
Fiscal year ended September 30, 2023
October 18, 2022	December 29, 2022	$0.0980	$447,823
November 21, 2022	December 29, 2022	0.0964	509,660
December 15, 2022	March 1, 2023	0.1096	580,139
January 17, 2023	March 22, 2023	0.1301	689,210
February 24, 2023	May 24, 2023	0.1148	717,968
March 17, 2023	May 24, 2023	0.1558	974,352
April 28, 2023	June 22, 2023	0.1023	640,103
May 26, 2023	August 23, 2023	0.1106	692,841
June 16, 2023	August 23, 2023	0.1579	989,887
July 28, 2023	September 20, 2023	0.1147	801,685
August 30, 2023	November 22, 2023	0.1218	850,784
September 22, 2023	November 22, 2023	0.1362	1,105,298
Total		$1.4482	$8,999,750

For the period from April 1, 2022 (commencement of operations) to September 30, 2022
May 6, 2022	July 8, 2022	$0.0001	$47
May 20, 2022	July 8, 2022	0.0106	7,794
June 24, 2022	September 15, 2022	0.0263	56,021
July 19, 2022	September 15, 2022	0.0960	304,941
August 30, 2022	November 23, 2022	0.0386	122,582
September 20, 2022	November 23, 2022	0.0530	205,433
Total		$0.2246	$696,818

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

Common stock issued pursuant to Subscription Agreements are exempt from registration under the Securities Act, applicable U.S. state securities laws and the laws of any non-U.S. jurisdictions by virtue of the private placement exemption from registration provided in Section 4(a)(2) of the Securities Act.

As of September 30, 2023, our stockholders have subscribed to contribute capital to us of $374,915,500 pursuant to the Subscription Agreements of which $138,162,924 was called and contributed through September 30, 2023.

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
•actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital;
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
•the impact of information technology systems and systems failures, including data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in September 2021 as a Delaware limited liability company and converted to a Maryland corporation effective April 1, 2022.

The use of “unlevered” in our name is intended to mean that we will be unlevered, except for borrowings on a short term basis to fulfill working capital needs, and that we will not incur leverage to the same extent as is customary for other business development companies.

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of July 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2023. Under the Administration Agreement, we are provided with certain administrative services by the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of September 30, 2023 and 2022, our portfolio at fair value was comprised of the following:

	As of September 30, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$3,771,798	3.4%	$560,771	1.0%
One stop	103,850,192	94.5	52,400,764	97.1
Second lien	58,821	0.1	—	—
Subordinated debt	50,519	0.0 *	—	—
Equity	2,173,592	2.0	1,028,135	1.9
Total	$109,904,922	100.0%	$53,989,670	100.0%

* Represents an amount less than 0.1%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2023 and September 30, 2022, one stop loans included $30,871,008 and $19,931,038 of recurring revenue loans at fair value, respectively.

As of September 30, 2023 and 2022, we had debt and equity investments in 66 and 36 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the total return based on our average net asset value, total return based on the change in the net asset value of our stock assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our net investment income - return on equity for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Weighted average income yield(1)*	11.6%	8.5%
Weighted average investment income yield(2)*	12.0%	8.7%
Total return based on average net asset value(3)*	9.8%	4.1%
Net investment income - return on equity(4)*	8.9%	5.8%

* Annualized for periods less than one year.
(1) Represents income from interest, fees, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2) Represents income from interest, fees, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(3) Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(4) Net investment income - return on equity is calculated as (a) net investment income after excise tax divided by (b) the daily average of total net assets.

As of September 30, 2023, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 9.1% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the year ended September 30, 2023, GDLCU has earned a fiscal year-to-date IRR of 10.6% for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On October 17, 2023, October 31, 2023 and December 5, 2023, we issued capital calls to stockholders that were due on October 27, 2023, November 10, 2023 and December 15, 2023, respectively. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	10/27/2023	1,124,891.000	$15.00	$16,873,365
Issuance of Shares	11/10/2023	1,124,891.000	$15.00	$16,873,365
Issuance of Shares	12/15/2023	1,999,805.999	$15.00	$29,997,090

On August 3, 2023 and November 17, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 20, 2023	December 28, 2023	In an amount (if positive) such that our net asset value as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period October 1, 2023 through October 31, 2023 and the payment of this distribution is $15.00 per share
November 20, 2023	December 28, 2023
In an amount (if positive) such that our net asset value as of November 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2023 through November 30, 2023 and the payment of this distribution is $15.00 per share

December 15, 2023	February 21, 2024
In an amount (if positive) such that our net asset value as of December 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2023 through December 31, 2023 and the payment of this distribution is $15.00 per share

January 19, 2024	March 20, 2024
In an amount (if positive) such that our net asset value as of January 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2024 through January 31, 2024 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

Consolidated operating results for the year ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 20221 are as follows:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Interest income	$8,557,732	$931,865
Payment-in-kind interest income	739,432	35,744
Accretion of discounts and amortization of premiums	264,132	32,006
Non-cash dividend income	48,208	—
Dividend income	3,369	—
Fee income	21,219	4,952
Total investment income	9,634,092	1,004,567
Net expenses	1,464,527	—
Net investment income - before tax	8,169,565	1,004,567
Excise tax	39,783	—
Net investment income - after tax	8,129,782	1,004,567
Net realized gain (loss) on investment transactions	12,959	(29,057)
Net change in unrealized appreciation (depreciation) on investment transactions	857,009	(278,692)
Net increase in net assets resulting from operations	$8,999,750	$696,818
Average earning portfolio company investments, at fair value	$80,132,930	$11,497,290
Average earning preferred equity investments, at fair value	$373,141	$183,013

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets. As a result, year-to-date comparisons of operating results may not be meaningful.

Investment Income

The annualized income yield by debt security type for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 20221 are as follows:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Senior secured	11.1%	7.8%
One stop	11.4%	8.5%
Second lien	17.7%	—%
Subordinated debt	15.0%	—%

Our loan portfolio is partially insulated from a drop in floating interest rates, as 95.8% of our loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2023 and September 30, 2022, the weighted average base floor of our loans was 0.74% and 0.70%, respectively.

As of September 30, 2023, we have second lien investments in one portfolio company and subordinated debt investments in one portfolio company as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio
Composition, Investment Activity and Yield” section below.

1 No comparative variance analysis was performed due to fiscal year 2022 commencing on April 1, 2022.

Expenses

The following table summarizes our expenses for the year ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 20221:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Base management fee, net of waiver	$156,107	$—
Income incentive fee, net of waiver	555,114	—
Capital gain incentive fee accrued under GAAP	56,180	—
Professional fees	688,128	370,904
Administrative service fee	102,722	2,574
General and administrative expenses	101,248	42,875
Operating expenses reimbursement waived	(194,972)	(416,353)
Net expenses	$1,464,527	$—
Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. For year ended September 30, 2023, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 20.0%.

As of September 30, 2023 and 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. We recorded an accrual for a capital gain incentive fee under GAAP of $56,180 for the year ended September 30, 2023, which was primarily the result of unrealized appreciation on the investment portfolio. We did not record an accrual of capital gain incentive fee under GAAP for the period from April 1, 2022 (commencement of operations) to September 30, 2022. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of September 30, 2023 and 2022, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

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

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the year ended September 30, 2023 was $411,502. There were no expenses reimbursed to the Administrator during the period from April 1, 2022 (commencement of operations) to September 30, 2022.

1 No comparative variance analysis was performed due to fiscal year 2022 commencing on April 1, 2022.

As of September 30, 2023, included in accounts payable and accrued expenses were $175,940 of expenses paid on behalf of us by the Administrator. As of September 30, 2022, there was no amount included in accounts payable and accrued expenses for reimbursable expenses, net of the waiver for reimbursement of operating expenses, that were paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) on investment transactions for the year ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 20221:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Net realized gain (loss) on investments	$6,562	$—
Net realized gain (loss) on foreign currency transactions	$6,397	$(29,057)
Net realized gain (loss) on investment transactions	$12,959	$(29,057)
Unrealized appreciation from investments	$1,273,469	$125,281
Unrealized (depreciation) from investments	(426,340)	(273,968)
Unrealized appreciation (depreciation) from forward currency contracts	(193,625)	—
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	203,505	(130,005)
Net change in unrealized appreciation (depreciation) on investment transactions	$857,009	$(278,692)
During the year ended September 30, 2023, we had a net realized gain of $12,959, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars and a realized gain recognized on the partial redemption of an equity investment in one portfolio company. During the period from April 1, 2022 (commencement of operations) to September 30, 2022, we had a net realized loss of $29,057, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.
For the year ended September 30, 2023, we had $1,273,469 in unrealized appreciation on 43 portfolio company investments, which was offset by $426,340 in unrealized depreciation on 34 portfolio company investments. Unrealized appreciation for the year ended September 30, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the year ended September 30, 2023 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first quarter of the 2023 fiscal year and the amortization of discounts during the fiscal year on recently originated loans.

For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we had $125,281 in unrealized appreciation on 13 portfolio company investments, which was offset by $273,968 in unrealized depreciation on 25 portfolio company investments. Unrealized appreciation for the period from April 1, 2022 (commencement of operations) to September 30, 2022 primarily resulted from fees collected that decrease the cost of the investment and are amortized through the investment's maturity. Unrealized depreciation for the period from April 1, 2022 (commencement of operations) to September 30, 2022 primarily resulted from decreases in the fair value of certain portfolio company investments due to wider credit spreads in the market during the last quarter of the 2022 fiscal year and the amortization of discounts that resulted in an increase to the cost basis of portfolio company investments.

1 No comparative variance analysis was performed due to fiscal year 2022 commencing on April 1, 2022.

Liquidity and Capital Resources

For the year ended September 30, 2023, we experienced a net increase in cash and cash equivalents and foreign currencies of $15,760,669. During the period, we used $46,849,335 in operating activities, primarily as a result of fundings of portfolio investments of $55,511,793, partially offset by proceeds from principal payments and sales of portfolio investments of $1,864,056. During the same period, cash provided by financing activities was $62,610,004, primarily as a result of proceeds from the issuance of common shares of $69,613,946, offset by distributions paid of $7,003,920.

For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we experienced a net increase in cash and cash equivalents and foreign currencies of $14,648,154. During the period, we used $53,549,938 in operating activities, primarily as a result of fundings of portfolio investments of $54,142,216. During the same period, cash provided by financing activities was $68,198,092, primarily as a result of proceeds from the issuance of common shares of $68,538,478, offset by distributions paid of $340,386.

As of September 30, 2023 and 2022, we had $30,058,926 and $14,625,142, respectively, of cash and cash equivalents and $336,728 and $4,455, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of September 30, 2023 and 2022, we had investor capital subscriptions totaling $374,915,500 and $348,715,500, respectively, of which $138,162,924 and $68,548,978, respectively, had been called and contributed, leaving $236,752,576 and $280,166,522, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facility

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of September 30, 2023 and 2022, we were permitted to borrow up to $40,000,000 at any one time outstanding under the Adviser Revolver. As of September 30, 2023 and 2022, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of September 30, 2023, we did not have any outstanding borrowings.

As of September 30, 2023, we had outstanding commitments to fund investments totaling $16,131,661, including $3,471,987 of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $14,646,625, including $2,352,541 of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2023 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of September 30, 2023. As of September 30, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6. Forward Currency Contracts of our consolidated financial statements for outstanding forward currency contracts as of September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2023 and 2022, we had investments in 66 and 36 portfolio companies, respectively, with a total fair value of $109,904,922 and $53,989,670, respectively.

The following table shows the asset mix of our new investment commitments for year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 20221:

	Year ended September 30, 2023		Period from April 1, 2022 (commencement of operations) to September 30, 2022
	New Commitments	Percentage	New Commitments	Percentage
Senior secured	$944,629	1.6%	$663,539	1.0%
One stop	58,166,705	96.5	68,108,035	97.6
Second lien	250,304	0.4	—	—
Subordinated debt	50,000	0.1	—	—
Equity	848,141	1.4	1,008,366	1.4
Total new investment commitments	$60,259,779	100.0%	$69,779,940	100.0%

(1)The Company commenced operations on April 1, 2022.

For year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, we had approximately $1,864,056 and $8,211, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2023(1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$3,826,915	$3,777,354	$3,771,798	$573,072	$567,404	$560,771
One stop	105,246,091	103,352,277	103,850,192	53,433,895	52,692,591	52,400,764
Second lien	62,576	57,622	58,821	—	—	—
Subordinated debt	50,519	49,232	50,519	—	—	—
Equity	N/A	1,896,910	2,173,592	N/A	1,008,367	1,028,135
Total	$109,186,101	$109,133,395	$109,904,922	$54,006,967	$54,268,362	$53,989,670

(1)As of September 30, 2023, $22,487,255 and $22,639,136 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2022, $3,582,311 and $3,562,405 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of September 30, 2023 and September 30, 2022, we had no loans on non-accrual status. As of September 30, 2023 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 98.7% and 98.1%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Weighted average rate of new investment fundings	11.5%	8.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.0%	6.0%
Weighted average fees of new investment fundings	1.7%	1.2%
Weighted average rate of sales and payoffs of portfolio investments	9.7%	8.7%

As of September 30, 2023, 95.8% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2022, 95.3% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans.

As of September 30, 2023 and 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $96,194,000 and $69,120,000, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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
1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) portfolio companies with any loans on non-accrual status.

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our board of directors review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2023 and 2022:

	As of September 30, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$—	—%	$1,254,601	2.3%
4	109,524,616	99.7	52,735,069	97.7
3	380,306	0.3	—	—
2	—	—	—	—
1	—	—	—	—
Total	$109,904,922	100.0%	$53,989,670	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of September 30, 2023 and 2022:

	Weighted Average Price[1]
Category	As of September 30, 2023	As of September 30, 2022
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.7%	98.1%
Internal Performance Rating 3 (Performing Below Expectations)	92.3	—
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	98.7%	98.1%

(1)Includes only debt investments held as of September 30, 2023 and September 30, 2022. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

Distributions

We intend to make periodic distributions to our stockholders as determined by our board of directors. For additional details on distributions, see “Income taxes” in “Note 2. Significant Accounting Policies and Recent Accounting Updates” to our consolidated financial statements.

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
•GC Advisors and the Administrator have agreed to irrevocably waive (1) reimbursement of all expenses pursuant to the Investment Advisory Agreement or Administration Agreement, as applicable, and (2) in the case of GC Advisors, fees payable pursuant to the Investment Advisory Agreement, net of the Base Management Fee Waivers until the aggregate amount of such waived fees and expense reimbursements equals $1.0 million. As of September 30, 2023, the total expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived totaled $1.0 million.
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

•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us for $25,000,000. As of September 30, 2023, we have issued 659,309.933 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $9,889,649, and have also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital BDC 3, Inc., or GBDC 3, Golub Capital Direct Lending Corporation, or GDLC, Golub Capital BDC 4, Inc., or GBDC 4, and Golub Capital Private Credit Fund, or GCRED, all of which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, most of our officers and directors serve in similar capacities for GBDC, GBDC 3, GDLC, GBDC 4 and GCRED. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GBDC 3, GDLC, GBDC 4, GCRED, and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2023 and 2022, all investments were valued using Level 3 inputs. As of September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs. As of September 30, 2022, the Company held no money market funds or forward currency contracts.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we could generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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
Non-accrual loans: Loans can be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of September 30, 2023 and 2022, we had no portfolio company investments on non-accrual status.

Income taxes:

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2023, we recorded $39,783 for U.S. federal excise tax. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we did not incur any U.S. federal excise tax.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations could differ from net investment income and realized gains recognized for financial reporting purposes. Differences could be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification could result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2023 and 2022, the weighted average floor on loans subject to floating interest rates was 0.74% and 0.70%, respectively. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
Down 200 basis points	$(2,099,993)
Down 150 basis points	(1,574,995)
Down 100 basis points	(1,049,997)
Down 50 basis points	(524,998)
Up 50 basis points	524,998
Up 100 basis points	1,049,997
Up 150 basis points	1,574,995
Up 200 basis points	2,099,993

(1)Assumes applicable three-month base rate as of September 30, 2023, with the exception of SONIA and Prime that utilize the September 30, 2023 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Management's Report on Internal Control over Financial Reporting	101
Report of Independent Registered Public Accounting Firm	103
Consolidated Statements of Financial Condition as of September 30, 2023 and 2022	104
Consolidated Statements of Operations for the Year Ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022	105
Consolidated Statements of Changes in Net Assets for the Year Ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022	106
Consolidated Statements of Cash Flows for the Year Ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022	107
Consolidated Schedules of Investments as of September 30, 2023 and 2022	108
Notes to the Consolidated Financial Statements	120

Management’s Report on Internal Control over Financial Reporting

The management of Golub Capital Direct Lending Unlevered Corporation (“GDLCU,” and collectively with its subsidiaries, the “Company,” “we,” “us,” “our” and “Golub Capital Direct Lending Unlevered Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
Golub Capital Direct Lending Unlevered Corporation’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Golub Capital Direct Lending Unlevered Corporation, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Golub Capital Direct Lending Unlevered Corporation’s internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2023, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Golub Capital Direct Lending Unlevered Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital Direct Lending Unlevered Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2023 and 2022, by correspondence with the custodians and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Chicago, Illinois
December 12, 2023

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2023	September 30, 2022

Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $109,133,395 and $54,268,362, respectively)	$109,904,922	$53,989,670
Cash and cash equivalents	30,058,926	14,625,142
Foreign currencies (cost of $351,577 and $4,455, respectively)	336,728	4,455
Cash collateral for forward currency contracts	350,000	—
Interest receivable	918,145	286,885
Deferred offering costs	175,687	175,665
Other assets	151,548	7,172
Total Assets	$141,895,956	$69,088,989
Liabilities
Unrealized depreciation on forward currency contracts	$193,625	$—
Distributions payable	1,956,082	328,015
Payable for investments purchased	319,028	—
Management and incentive fees payable	417,193	—
Accrued trustee fees	25,834	18,000
Accounts payable and accrued expenses	425,090	165,579
Total Liabilities	3,336,852	511,594
Commitments and Contingencies (Note 10)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2023 and 2022	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 9,237,273.609 and 4,571,826.354 shares issued and outstanding as of September 30, 2023 and 2022, respectively	9,238	4,572
Paid in capital in excess of par	138,422,853	68,572,823
Distributable earnings (losses)	127,013	—
Total Net Assets	138,559,104	68,577,395
Total Liabilities and Total Net Assets	$141,895,956	$69,088,989
Number of common shares outstanding	9,237,273.609	4,571,826.354
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Investment income
Interest income	$8,821,864	$963,871
Payment-in-kind interest income	739,432	35,744
Dividend income	51,577	—
Fee income	21,219	4,952
Total investment income	9,634,092	1,004,567
Expenses
Base management fee	832,019	113,498
Incentive fee	930,287	69,682
Professional fees	688,128	370,904
Administrative service fee	102,722	2,574
General and administrative expenses	101,248	42,875
Total expenses	2,654,404	599,533
Base management fee waived (Note 4)	(675,912)	(113,498)
Incentive fee waived (Note 4)	(318,993)	(69,682)
Operating expenses reimbursement waived (Note 4)	(194,972)	(416,353)
Net expenses	1,464,527	—
Net investment income - before tax	8,169,565	1,004,567
Excise tax	39,783	—
Net investment income - after tax	8,129,782	1,004,567
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	6,562	—
Foreign currency transactions	6,397	(29,057)
Net realized gain (loss) on investment transactions	12,959	(29,057)
Net change in unrealized appreciation (depreciation) from:
Investments	847,129	(148,687)
Forward currency contracts	(193,625)	—
Translation of assets and liabilities in foreign currencies	203,505	(130,005)
Net change in unrealized appreciation (depreciation) on investment transactions	857,009	(278,692)
Net gain (loss) on investment transactions	869,968	(307,749)
Net increase (decrease) in net assets resulting from operations	$8,999,750	$696,818
Per Common Share Data
Basic and diluted earnings per common share (Note 12)	$1.47	$0.30
Basic and diluted weighted average common shares outstanding (Note 12)	6,113,779	2,292,083

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at April 1, 2022 (commencement of operations)	700.000	$1	$10,499	$—	$10,500
Issuance of common stock	4,569,231.867	4,569	68,533,909	—	68,538,478
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,004,567	1,004,567
Net realized gain (loss) on investment transactions	—	—	—	(29,057)	(29,057)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(278,692)	(278,692)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,894.487	2	28,415	—	28,417
Distributions from distributable earnings (losses)	—	—	—	(368,803)	(368,803)
Distributions declared and payable	—	—	—	(328,015)	(328,015)
Total increase (decrease) for the period ended September 30, 2022	4,571,126.354	4,571	68,562,324	—	68,566,895
Balance at September 30, 2022	4,571,826.354	4,572	68,572,823	—	68,577,395
Issuance of common stock	4,640,929.733	4,641	69,609,305	—	69,613,946
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,129,782	8,129,782
Net realized gain (loss) on investment transactions	—	—	—	12,959	12,959
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	857,009	857,009
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	24,517.522	25	367,738	—	367,763
Distributions from distributable earnings (losses)	—	—	—	(7,043,668)	(7,043,668)
Distributions declared and payable	—	—	—	(1,956,082)	(1,956,082)
Tax reclassification of stockholders equity in accordance with generally accepted accounting principles	—	—	(127,013)	127,013	—
Total increase (decrease) for the year ended September 30, 2023	4,665,447.255	4,666	69,850,030	127,013	69,981,709
Balance at September 30, 2023	9,237,273.609	$9,238	$138,422,853	$127,013	$138,559,104

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,999,750	$696,818
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts and amortization of premiums	(264,132)	(32,006)
Net realized (gain) loss on investments	(6,562)	—
Net realized (gain) loss on foreign currency transactions	(6,397)	29,057
Net change in unrealized (appreciation) depreciation on investments	(847,129)	148,687
Net change in unrealized (appreciation) depreciation on forward currency contracts	193,625	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(203,505)	130,005
Proceeds from (fundings of) revolving loans, net	(162,577)	(79,455)
Fundings of investments	(55,511,793)	(54,142,216)
Proceeds from principal payments of portfolio investments	1,864,056	8,211
Payment-in-kind interest capitalized	(734,393)	(22,896)
Non-cash dividends capitalized	(48,208)	—
Changes in operating assets and liabilities:
Cash collateral for forward currency contracts	(350,000)	—
Interest receivable	(631,260)	(286,885)
Other assets	(144,376)	(7,172)
Payable for investments purchased	319,028	—
Management and incentive fees payable	417,193	—
Accrued trustee fees	7,834	18,000
Accounts payable and accrued expenses	259,511	120,679
Net cash provided by (used in) operating activities	(46,849,335)	(53,419,173)
Cash flows from financing activities
Deferred offering costs	(22)	(130,765)
Proceeds from issuance of common shares	69,613,946	68,538,478
Distributions paid	(7,003,920)	(340,386)
Net cash provided by (used in) financing activities	62,610,004	68,067,327
Net change in cash and cash equivalents and foreign currencies	15,760,669	14,648,154
Effect of foreign currency exchange rates	5,388	(29,057)
Cash and foreign currencies, beginning of period	14,629,597	10,500
Cash and cash equivalents and foreign currencies, end of period	$30,395,654	$14,629,597
Supplemental disclosure of cash flow information:
Distributions declared for the period	$8,999,750	$696,818
Supplemental disclosure of non-cash financing activity:
Stock issued in connection with dividend reinvestment plan	$367,763	$28,417
Change in distributions payable	1,628,067	328,015

The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2023	September 30, 2022
Cash and cash equivalents	$30,058,926	$14,625,142
Foreign currencies (cost of $351,577 and $4,455, respectively)	336,728	4,455
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$30,395,654	$14,629,597
See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.	One stop	SF +	7.00%	(g)(i)	12.33%		02/2029	$5,394,072	$5,248,839	3.9%	$5,394,072
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)		02/2029	—	(1,344)	—	—
								5,394,072	5,247,495	3.9	5,394,072
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(h)(i)	10.89%		07/2029	3,573,802	3,544,253	2.5	3,430,850
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)		07/2029	—	(2,215)	—	(10,715)
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(i)	10.96%		07/2029	66,000	64,909	—	60,720
Spotless Brands, LLC	One stop	SF +	6.50%	(h)	12.00%		07/2028	761,382	749,162	0.6	753,768
Spotless Brands, LLC	One stop	SF +	6.50%	(h)	12.02%		07/2028	82,761	82,098	0.1	81,933
Spotless Brands, LLC	One stop	SF +	6.50%	(h)	11.99%		07/2028	61,413	60,920	—	60,799
Spotless Brands, LLC(5)	One stop	SF +	6.50%		N/A(6)		07/2028	—	(284)	—	(177)
								4,545,358	4,498,843	3.2	4,377,178
Beverages
Financial Information Technologies, LLC(17)	One stop	N/A			14.00%	PIK	06/2031	1,863,700	1,811,419	1.3	1,807,789
Financial Information Technologies, LLC	One stop	SF +	6.50%	(h)	11.89%		06/2030	1,509,603	1,487,527	1.1	1,494,507
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	(482)	—	(500)
								3,373,303	3,298,464	2.4	3,301,796
Commercial Services and Supplies
Kleinfelder Intermediate, LLC	One stop	SF +	6.25%	(h)	11.66%		09/2028	7,968	6,649	—	6,640
Kleinfelder Intermediate, LLC	One stop	SF +	6.25%	(h)	11.66%		09/2030	470,000	460,648	0.3	460,600
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2030	—	(935)	—	(940)
								477,968	466,362	0.3	466,300
Diversified Consumer Services
COP Exterminators Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)		07/2029	—	(336)	—	(346)
COP Exterminators Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	11.02%		07/2029	200,077	197,647	0.1	197,576
COP Exterminators Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)		07/2029	—	(1,898)	—	(1,384)
DP Flores Holdings, LLC	One stop	SF +	6.25%	(i)	11.59%		09/2028	1,842,973	1,816,212	1.3	1,842,973
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(896)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(8,890)	—	—
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(i)	11.07%		06/2029	476,271	468,556	0.4	471,508
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(g)(h)	11.07%		06/2028	8,711	7,637	—	8,194
NSG Buyer, Inc.	One stop	SF +	6.50%	(g)	11.92%		11/2029	4,130,723	4,051,343	3.0	4,130,723
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2029	—	(6,852)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(424)	—	—
								6,658,755	6,522,099	4.8	6,649,244
Diversified Financial Services
Avalara, Inc.	One stop	SF +	7.25%	(h)	12.64%		10/2028	769,900	753,699	0.5	769,900
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)		10/2028	—	(1,620)	—	—
Higginbotham Insurance Agency, Inc.(5)	One stop	SF +	5.50%		N/A(6)		11/2028	—	(8,197)	—	(8,363)
								769,900	743,882	0.5	761,537
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF +	6.50%	(g)	11.92%		11/2028	1,581,864	1,541,639	1.1	1,581,864
CST Holding Company(5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(1,271)	—	—
								1,581,864	1,540,368	1.1	1,581,864
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	10.82%	05/2028	$254,826	$252,848	0.2%	$245,907
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	10.82%	05/2028	7,400	7,247	—	6,105
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	11.57%	05/2028	77,060	75,994	0.1	74,362
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	6.00%		N/A(6)	05/2028	—	(1,516)	—	(1,518)
Coding Solutions Acquisition, Inc.	One stop	SF +	6.00%	(h)	11.32%	05/2028	34,077	33,226	—	33,225
Color Intermediate, LLC	One stop	SF +	5.50%	(h)	10.99%	10/2029	731,126	718,578	0.5	709,192
Crow River Buyer, Inc.	One stop	SF +	7.75%	(h)	13.12%	01/2029	303,800	298,407	0.2	303,800
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)	01/2029	—	(889)	—	—
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)	08/2029	—	(616)	—	(625)
Neptune Holdings, Inc.	One stop	SF +	6.00%	(i)	11.50%	09/2030	1,448,116	1,426,534	1.0	1,430,015
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	11.14%	05/2029	262,345	258,137	0.2	241,357
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	11.14%	05/2028	5,889	5,436	—	3,828
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(551)	—	—
							3,124,639	3,072,835	2.2	3,045,648
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	11.64%	08/2028	1,295,712	1,285,164	0.9	1,295,712
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	11.64%	08/2028	19,955	19,455	—	19,955
							1,315,667	1,304,619	0.9	1,315,667
Healthcare Providers and Services
Bamboo US Bidco LLC(7)(8)	One stop	E +	6.00%	(b)	9.86%	09/2030	319,021	309,458	0.2	309,450
Bamboo US Bidco LLC	One stop	SF +	6.00%	(g)	11.32%	09/2030	484,894	470,359	0.4	470,347
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)	09/2029	—	(3,008)	—	(3,011)
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)	09/2030	—	(1,136)	—	(1,136)
Community Care Partners, LLC	One stop	SF +	6.00%	(g)	11.43%	06/2026	143,746	142,890	0.1	135,121
Community Care Partners, LLC(5)	One stop	SF +	6.00%		N/A(6)	06/2026	—	(128)	—	—
							947,661	918,435	0.7	910,771
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	11.57%	08/2028	469,953	466,167	0.4	469,953
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)	08/2028	—	(507)	—	—
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	11.57%	08/2028	31,524	30,505	—	31,524
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)	11.39%	10/2028	1,431,335	1,414,566	1.0	1,431,335
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)	11.39%	10/2028	9,813	8,890	—	9,813
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)(i)	11.27%	10/2028	66,369	56,111	—	66,369
Health Buyer, LLC	Senior secured	SF +	5.25%	(a)(h)	10.80%	04/2029	126,423	124,899	0.1	121,998
Health Buyer, LLC(5)	Senior secured	SF +	5.25%		N/A(6)	04/2028	—	(211)	—	(546)
Health Buyer, LLC(5)	Senior secured	SF +	5.50%		N/A(6)	04/2029	—	(394)	—	(405)
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	10.89%	04/2029	64,800	63,226	0.1	63,180
YE Brands Holding, LLC(5)	One stop	SF +	5.50%		N/A(6)	10/2027	—	(450)	—	(459)
YE Brands Holding, LLC	One stop	SF +	5.75%	(g)	11.18%	10/2027	1,640,500	1,624,421	1.2	1,624,095
							3,840,717	3,787,223	2.8	3,816,857
Household Durables
Groundworks LLC	One stop	SF +	6.50%	(h)	11.81%	03/2030	457,524	445,198	0.3	457,524
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)	03/2030	—	(1,115)	—	—
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)	03/2029	—	(738)	—	—
							457,524	443,345	0.3	457,524
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(a)(h)	11.25%	07/2027	240,021	236,409	0.2	240,021
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(g)(h)	11.23%	07/2027	7,796	7,339	—	7,796
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)	07/2027	—	(458)	—	—
Excelitas Technologies Corp.	One stop	SF +	5.75%	(h)	11.21%	08/2029	721,892	709,590	0.5	714,673
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(c)	9.54%	08/2029	118,182	113,435	0.1	117,000
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Excelitas Technologies Corp.	One stop	SF +	5.75%	(h)	11.27%				08/2028	$38,996	$38,464	—%	$38,503
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1,131)	—	(854)
										1,126,887	1,103,648	0.8	1,117,139
Insurance
Captive Resources Midco, LLC(17)	One stop	SF +	5.25%	(g)	5.29%	cash/	5.78%	PIK	07/2029	4,002,993	3,939,607	2.9	4,002,993
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(1,936)	—	—
Disco Parent, Inc.	One stop	SF +	7.50%	(h)	12.92%				03/2029	270,167	263,983	0.2	263,413
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(808)	—	(882)
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	6.50%		N/A(6)				08/2026	—	(110)	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2026	—	(7,083)	—	(14,580)
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%	(g)(h)(i)	11.38%				07/2030	229,727	224,129	0.2	223,983
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(600)	—	(618)
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(646)	—	(663)
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(i)	11.97%				05/2030	964,000	945,640	0.7	964,000
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(i)	11.97%				05/2030	321,300	315,181	0.2	321,300
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(944)	—	—
										5,788,187	5,676,413	4.2	5,758,946
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	8.46%	cash/	3.63%	PIK	05/2028	206,690	205,144	0.1	204,623
Critical Start, Inc.(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	(344)	—	(445)
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	8.46%	cash/	3.63%	PIK	05/2028	112,691	110,690	0.1	111,564
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	795,235	750,122	0.6	787,282
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1,022)	—	(882)
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	74,186	73,141	0.1	72,891
Netwrix Corporation	One stop	SF +	5.00%	(h)(i)	10.37%				06/2029	3,854,438	3,828,150	2.7	3,777,349
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(5,885)	—	(22,026)
Netwrix Corporation	One stop	SF +	5.00%	(i)	10.47%				06/2029	29,250	28,299	—	26,910
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	16.12%				10/2026	224,149	220,969	0.2	224,149
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	16.12%				10/2026	54,315	54,315	—	54,315
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	16.12%				10/2026	16,770	16,532	—	16,770
WPEngine, Inc.	One stop	SF +	6.50%	(i)	11.92%				08/2029	244,300	239,401	0.2	240,636
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(359)	—	(368)
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.92%				07/2027	299,376	299,376	0.2	299,376
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.91%				07/2027	12,549	12,549	—	12,549
										5,923,949	5,831,078	4.2	5,804,693
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	6.50%	(i)	11.93%				11/2029	4,241,717	4,150,081	3.1	4,241,717
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1,061)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(14,566)	—	—
										4,241,717	4,134,454	3.1	4,241,717
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(h)	10.89%				05/2029	788,443	775,721	0.6	764,790
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(g)	11.07%				05/2029	22,006	20,653	—	20,329
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(i)	11.21%				05/2029	53,227	51,792	—	50,832
										863,676	848,166	0.6	835,951
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(g)	11.57%				05/2029	296,300	292,121	0.2	292,596
bswift, LLC	One stop	SF +	6.63%	(h)	11.91%				11/2028	328,815	320,063	0.2	328,815
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(h)	11.14%				10/2027	206,114	204,002	0.2	206,114
Citrin Cooperman Advisors LLC(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(448)	—	—
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(i)	11.70%				10/2027	114,182	111,142	0.1	114,468
DISA Holdings Corp.	Senior secured	SF +	5.50%	(g)	10.83%				09/2028	226,159	222,395	0.2	226,159
DISA Holdings Corp.(17)	Subordinated debt	SF +	10.00%	(g)	13.33%	cash/	2.00%	PIK	03/2029	50,519	49,232	—	50,519
DISA Holdings Corp.	Senior secured	SF +	5.50%	(g)	10.83%				09/2028	13,771	13,458	—	13,771
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DISA Holdings Corp.	One stop	SF +	5.50%	(g)	10.83%				09/2028	$10,474	$10,073	—%	$10,474
DISA Holdings Corp.	Senior secured	SF +	5.50%	(g)	10.83%				09/2028	4,128	3,671	—	4,128
										1,250,462	1,225,709	0.9	1,247,044
Software
Anaplan, Inc.	One stop	SF +	6.50%	(g)	11.82%				06/2029	9,257,119	9,181,454	6.7	9,257,119
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1,556)	—	—
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(e)	10.19%				06/2029	624,245	610,694	0.4	593,032
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(e)	10.19%				06/2029	325,730	309,702	0.2	309,443
Arrow Buyer, Inc.	One stop	SF +	6.50%	(h)	11.89%				06/2030	1,091,691	1,063,874	0.8	1,078,045
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(1,517)	—	(3,149)
Coupa Holdings, LLC	One stop	SF +	7.50%	(g)	12.82%				02/2030	2,166,933	2,117,460	1.5	2,112,760
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1,010)	—	(1,120)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(2,214)	—	(4,837)
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(8,447)	—	(8,455)
Evergreen IX Borrower 2023, LLC	One stop	SF +	6.00%	(h)	11.39%				09/2030	3,041,000	2,965,034	2.1	2,964,975
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.87%	(h)	7.97%	cash/	4.30%	PIK	07/2029	1,902,879	1,873,159	1.4	1,883,850
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	7.97%	cash/	4.30%	PIK	07/2029	1,242,634	1,220,252	0.9	1,230,208
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	7.97%	cash/	4.30%	PIK	07/2029	227,767	225,966	0.2	225,490
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1,237)	—	(751)
Hyland Software, Inc.	One stop	SF +	6.00%	(g)	11.32%				09/2030	7,283,552	7,174,815	5.2	7,174,299
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1,492)	—	(1,500)
ICIMS, Inc.(17)	One stop	SF +	7.25%	(h)	8.76%	cash/	3.88%	PIK	08/2028	3,175,440	3,131,500	2.2	3,111,931
ICIMS, Inc.	One stop	SF +	6.75%	(h)	12.14%				08/2028	16,450	15,748	—	14,480
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(14,521)
IQN Holding Corp.	One stop	SF +	5.25%	(h)	10.67%				05/2029	805,775	799,716	0.6	789,659
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(2,629)	—	(3,549)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(455)	—	(1,043)
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(d)	3.93%	cash/	7.25%	PIK	07/2028	387,900	380,136	0.3	387,900
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(i)	8.84%	cash/	3.50%	PIK	07/2028	188,617	187,192	0.1	188,617
Island Bidco AB(5)(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(231)	—	—
Island Bidco AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	(446)	—	—
Kaseya Inc.(17)	One stop	SF +	6.25%	(h)	9.12%	cash/	2.50%	PIK	06/2029	1,788,642	1,766,280	1.3	1,770,756
Kaseya Inc.(17)	One stop	SF +	6.25%	(g)	9.07%	cash/	2.50%	PIK	06/2029	27,072	26,192	—	25,995
Kaseya Inc.(17)	One stop	SF +	6.25%	(h)	9.12%	cash/	2.50%	PIK	06/2029	6,578	5,698	—	5,502
Panzura, LLC(17)	One stop	N/A			2.00%	cash/	13.00%	PIK	08/2027	50,000	44,152	—	44,000
PING Identity Holding Corp.	One stop	SF +	7.00%	(g)	12.32%				10/2029	641,698	633,248	0.5	641,698
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(674)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(i)	11.30%				06/2029	2,685,816	2,664,050	1.9	2,625,385
Quant Buyer, Inc.	One stop	SF +	6.00%	(i)	11.30%				06/2029	2,262,843	2,244,505	1.6	2,211,929
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(812)	—	(2,255)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1,566)	—	—
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	5.50%	(e)	8.69%	cash/	2.00%	PIK	07/2029	688,550	656,978	0.5	657,565
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	5.50%	(f)	8.80%	cash/	2.00%	PIK	07/2029	133,276	131,793	0.1	126,945
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	5.50%	(e)	8.69%	cash/	2.00%	PIK	07/2029	50,601	48,337	—	48,324
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.25%	(g)	11.58%				08/2029	3,893,507	3,827,260	2.8	3,854,572
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(865)	—	(1,065)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(i)	11.68%				07/2028	552,300	540,109	0.4	552,300
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(201)	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(2,492)	—	—
Zendesk, Inc.(17)	One stop	SF +	6.75%	(h)	8.90%	cash/	3.25%	PIK	11/2028	4,029,686	3,961,795	2.9	4,029,686
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(857)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(8,486)	—	—
										48,548,301	47,769,912	34.6	47,874,220
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	11.17%		08/2029	$3,761,968	$3,706,169	2.7%	$3,705,538
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.50%	PIK	08/2030	418,310	410,458	0.3	393,211
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		08/2029	—	(4,023)	—	(3,570)
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.50%	PIK	08/2030	17,440	15,867	—	16,394
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.50%	PIK	08/2030	96,654	95,706	0.1	90,855
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.50%	PIK	08/2030	17,741	17,563	—	16,676
PPV Intermediate Holdings, LLC(17)	One stop	N/A			14.25%	PIK	08/2030	1,389,248	1,348,876	1.0	1,347,570
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.63%		08/2028	38,442	38,127	—	38,058
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.68%		08/2028	171,343	169,939	0.1	169,630
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(4,111)	—	(4,164)
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(i)	14.45%		09/2029	62,576	57,622	0.1	58,821
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.59%		08/2028	166,115	164,754	0.1	164,454
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.59%		08/2028	2,541,825	2,520,999	1.8	2,516,407
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(h)	11.64%		08/2028	41,529	41,189	—	41,114
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.60%		08/2028	46,050	45,044	—	44,822
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(5,772)	—	(7,045)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(h)	11.64%		08/2028	131,473	130,396	0.1	130,158
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(h)	11.64%		08/2028	54,780	54,332	—	54,233
								8,955,494	8,803,135	6.3	8,773,162

Total debt investments								109,186,101	107,236,485	77.8	107,731,330

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	14,540	$145,395	0.1%	$151,970

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	438	43,800	—	49,930

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	50,171	50,171	—	56,739
HS Spa Holdings, Inc.	Common Stock	N/A	N/A		N/A	33,412	33,412	—	34,610
NSG Buyer, Inc. (7)	LP units	N/A	N/A		N/A	372	372,024	0.3	362,330
							455,607	0.3	453,679
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A		N/A	16,700	16,700	—	19,923
Netwrix Corporation(16)	LLC units	N/A	N/A		N/A	4,378	8,881	—	14,657
							25,581	—	34,580
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	186,012	186,012	0.1	186,012
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	186,012	—	0.1	57,401
							186,012	0.2	243,413
Software
Anaplan, Inc.	LP Interest	N/A	N/A		N/A	363,726	363,933	0.4	516,865
Cynet Security Ltd.(7)(12)	Preferred Stock	N/A	N/A		N/A	8,988	31,432	—	37,861
GTY Technology Holdings, Inc.	LP units	N/A	N/A		N/A	28,453	28,453	—	36,368
Kaseya Inc.(16)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	340	375,432	0.3	382,365
Kaseya Inc.	LP Interest	N/A	N/A		N/A	20,004	20,014	—	21,988
Onit, Inc.(16)	Preferred Stock	N/A	15.00%	Non-Cash	N/A	50	46,375	0.1	50,075
Onit, Inc.	Warrant	N/A	N/A		N/A	33	6,499	—	7,312
Panzura, LLC	LLC units	N/A	N/A		N/A	740	4,000	—	4,000
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A	N/A		N/A	29	11,056	—	8,036
Zendesk, Inc.	LP units	N/A	N/A		N/A	9,084	90,839	0.1	125,713
							978,033	0.9	1,190,583
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	62	62,482	—	49,437

Total equity investments							1,896,910	1.5	2,173,592

Total investments							109,133,395	79.3	109,904,922

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.2%	(18)			8,681,873	6.3%	8,681,873
Total money market funds							8,681,873	6.3	8,681,873
Total investments and money market funds							$117,815,268	85.6%	$118,586,795

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2023, as the loan may have priced or repriced based on an index rate prior to September 30, 2023.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of September 30, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.85% as of September 30, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.95% as of September 30, 2023.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 4.13% as of September 30, 2023.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of September 30, 2023.
(f) Denotes that all or a portion of the contract was indexed to Daily SOFR which was 5.31% as of September 30, 2023.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.32% as of September 30, 2023.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.40% as of September 30, 2023.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.47% as of September 30, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2023.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See “Note 7. Fair Value Measurements”.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of September 30, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, total non-qualifying assets at fair value represented 3.9% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See “Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation”.
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
(17)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2023.
(18)The rate shown is the annualized seven-day yield as of September 30, 2023.

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
(4)The fair value of the investment was valued using significant unobservable inputs. See Note 7. Fair Value Measurements.
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

The use of “unlevered” in the Company’s name is intended to mean that the Company will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. The Company’s investment strategy is to invest primarily in one stop loans (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. The Company also selectively invests in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, primarily U.S. middle-market companies. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

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

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Golub Capital Direct Lending Unlevered Corporation Holdings LLC and Golub Capital Direct Lending Unlevered Corporation Holdings Coinvest, Inc., in its consolidated financial statements.

Cash and cash equivalents and foreign currencies: Cash and cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of year-end.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Refer to Note 6. Forward Currency Contracts for more information regarding the forward currency contracts.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, interest income included $264,132 and $32,006, respectively, of accretion of discounts and amortization of premiums. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company received loan origination fees of $1,259,751 and $936,004, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, interest income included $739,432 and $35,744, respectively, of PIK interest and the Company capitalized PIK interest of $734,393 and $22,896, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, fee income included no prepayment premiums.

For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company received interest and fee income in cash, which excluded capitalized loan origination fees, in the amounts of $7,947,692 and $662,779, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the year ended September 30, 2023, the Company recognized PIK and non-cash dividend income of $48,208, which was capitalized into the cost basis of certain preferred equity investments. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company had no capitalized PIK and non-cash dividends. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company did not recognize dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2023 and 2022, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2023, $39,783 was recorded for U.S. federal excise tax. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in its consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2023. The Company's tax returns for the 2022 tax year remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company amortized $106,209 and $19,535, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of September 30, 2023 and 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2023		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$374,915,500	$138,162,924	$348,715,500	$68,548,978

As of September 30, 2023 and 2022, the ratio of total contributed capital to total capital subscriptions was 36.9% and 19.7%, respectively, and the Company had uncalled capital commitments of $236,752,576 and $280,166,522, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the shares of GDLCU common stock issued for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the period from April 1, 2022 (commencement of operations) to September 30, 2022
Issuance of shares	04/25/22	733,361.334	$15.00	$11,000,420
Issuance of shares	05/27/22	1,394,862.000	15.00	20,922,930
Issuance of shares	06/27/22	1,046,146.533	15.00	15,692,198
Issuance of shares	08/31/22	697,431.000	15.00	10,461,465
Issuance of shares	09/26/22	697,431.000	15.00	10,461,465
Shares issued for capital drawdowns		4,569,231.867		$68,538,478
Issuance of shares	07/08/22	47.994	$15.00	$720
Issuance of shares	09/15/22	1,846.493	15.00	27,697
Shares issued through DRIP		1,894.487		$28,417

Shares issued for the year ended September 30, 2023
Issuance of shares	11/14/22	717,431.000	$15.00	$10,761,465
Issuance of shares	02/07/23	956,574.667	15.00	14,348,620
Issuance of shares	06/26/23	717,431.000	15.00	10,761,465
Issuance of shares	09/06/23	1,124,746.533	15.00	16,871,198
Issuance of shares	09/27/23	1,124,746.533	15.00	16,871,198
Shares issued for capital drawdowns		4,640,929.733		$69,613,946
Issuance of shares	11/23/22	1,664.799	$15.00	$24,972
Issuance of shares	12/29/22	4,782.751	15.00	71,742
Issuance of shares	03/01/23	2,895.367	15.00	43,430
Issuance of shares	03/22/23	3,478.115	15.00	52,172
Issuance of shares	05/24/23	8,465.003	15.00	126,975
Issuance of shares	06/22/23	3,231.487	15.00	48,472
Shares issued through DRIP		24,517.522		$367,763

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

For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the base management fees incurred by the Company were $832,019 and $113,498, respectively, and the base management fees irrevocably waived by the Investment Adviser were $675,912 and $113,498, respectively.

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

For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Income Incentive Fee incurred was $874,107 and $69,682, respectively. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, $318,993 and $69,682, respectively, of the Income Incentive Fee was irrevocably waived by the Investment Adviser in connection with the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 10.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ended December 31, 2022, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis from April 1, 2022, the date the Company elected to be a BDC.

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

As of September 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to September 30, 2023.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. For the year ended September 30, 2023, the Company accrued a capital gain incentive fee under GAAP of $56,180. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company did not accrue a capital gain incentive fee under GAAP.

As of September 30, 2023, there was $56,180 accrued for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2022, there was no accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

As of September 30, 2023, included in accounts payable and accrued expenses is $33,285 for accrued allocated shared services under the Administration Agreement. As of September 30, 2022, there were no amounts included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement, as a result of the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $56,183 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of September 30, 2023 and 2022, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301,431 and $195,200, respectively.

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

For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Administrator and Investment Adviser waived the reimbursement of $194,972 and $416,353, respectively, in operating expenses. As of September 30, 2023, the total operating expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived under the Operating Expenses Reimbursement Waiver totaled $1,000,000.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022 were $411,502 and $23,758, respectively. As of September 30, 2023, there was $175,940 included in accounts payable and accrued expenses for reimbursable expenses that were paid by the Administrator on behalf of the Company. As of September 30, 2022, there were no amounts included in accounts payable and accrued expenses for reimbursable expenses, net of the Operating Expenses Reimbursement Waiver, that were paid by the Administrator

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
on behalf of the Company, and other assets included $1,636 of receivable due from the Administrator pursuant to the Operating Expense Reimbursement Waiver.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000,000. As of September 30, 2023, GGP Class B-P, LLC has an aggregate commitment of $25,010,500. As of September 30, 2023, the Company had issued 659,309.933 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $9,889,649 and has also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of September 30, 2023, permits the Company to borrow a maximum of $40,000,000 and expires on April 1, 2025. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of September 30, 2023 and September 30, 2022 consisted of the following:

	As of September 30, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$3,826,915	$3,777,354	$3,771,798	$573,072	$567,404	$560,771
One stop	105,246,091	103,352,277	103,850,192	53,433,895	52,692,591	52,400,764
Second lien	62,576	57,622	58,821	—	—	—
Subordinated debt	50,519	49,232	50,519	—	—	—
Equity	N/A	1,896,910	2,173,592	N/A	1,008,367	1,028,135
Total	$109,186,101	$109,133,395	$109,904,922	$54,006,967	$54,268,362	$53,989,670

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

	As of September 30, 2023		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$14,718,447	13.5%	$7,080,362	13.0%
Midwest	18,443,969	16.9	7,435,161	13.7
Northeast	21,956,549	20.1	12,164,952	22.4
Southeast	18,266,768	16.7	6,342,481	11.7
Southwest	8,189,972	7.5	4,297,622	7.9
West	22,983,224	21.1	13,018,439	24.0
United Kingdom	1,757,504	1.6	1,338,700	2.5
Luxembourg	848,166	0.8	778,554	1.4
Sweden	1,388,892	1.3	1,235,297	2.3
Israel	31,432	0.0 *	31,432	0.1
Denmark	548,472	0.5	545,362	1.0
Total	$109,133,395	100.0%	$54,268,362	100.0%
Fair Value:
United States
Mid-Atlantic	$14,828,779	13.5%	$7,127,929	13.2%
Midwest	18,561,432	16.9	7,430,867	13.8
Northeast	22,063,056	20.1	12,054,680	22.3
Southeast	18,350,650	16.7	6,342,591	11.8
Southwest	8,221,607	7.5	4,329,390	8.0
West	23,274,133	21.2	12,907,169	23.9
United Kingdom	1,735,309	1.6	1,245,492	2.3
Luxembourg	835,951	0.7	776,407	1.4
Sweden	1,435,808	1.3	1,199,264	2.2
Israel	37,861	0.0 *	31,430	0.1
Denmark	560,336	0.5	544,451	1.0
Total	$109,904,922	100.0%	$53,989,670	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2023 and September 30, 2022 were as follows:

	As of September 30, 2023		As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$5,392,890	4.9%	$—	—%
Automobiles	4,542,643	4.2	3,112,370	5.7
Beverages	3,298,464	3.0	—	—
Commercial Services and Supplies	466,362	0.4	—	—
Diversified Consumer Services	6,977,706	6.4	3,606,847	6.7
Diversified Financial Services	743,882	0.7	—	—
Electronic Equipment, Instruments and Components	1,540,368	1.4	—	—
Health Care Technology	3,072,835	2.8	518,627	1.0
Healthcare Equipment and Supplies	1,304,619	1.2	1,295,367	2.4
Healthcare Providers and Services	918,435	0.8	143,841	0.3
Hotels, Restaurants and Leisure	3,787,223	3.5	595,150	1.1
Household Durables	443,345	0.4	—	—
Industrial Conglomerates	1,103,648	1.0	1,047,989	1.9
Insurance	5,676,413	5.2	3,800,618	7.0
IT Services	5,856,659	5.4	4,800,501	8.8
Life Sciences Tools & Services	4,320,466	4.0	—	—
Pharmaceuticals	848,166	0.8	778,554	1.4
Professional Services	1,225,709	1.1	284,781	0.5
Software	48,747,945	44.7	28,379,618	52.3
Specialty Retail	8,865,617	8.1	5,904,099	10.9
Total	$109,133,395	100.0%	$54,268,362	100.0%

	As of September 30, 2023		As of September 30, 2022
Fair Value:
Aerospace and Defense	$5,546,042	5.1%	$—	—%
Automobiles	4,427,108	4.0	3,110,619	5.8
Beverages	3,301,796	3.0	—	—
Commercial Services and Supplies	466,300	0.4	—	—
Diversified Consumer Services	7,102,923	6.5	3,619,523	6.7
Diversified Financial Services	761,537	0.7	—	—
Electronic Equipment, Instruments and Components	1,581,864	1.4	—	—
Health Care Technology	3,045,648	2.8	513,252	1.0
Healthcare Equipment and Supplies	1,315,667	1.2	1,295,098	2.4
Healthcare Providers and Services	910,771	0.8	143,536	0.3
Hotels, Restaurants and Leisure	3,816,857	3.5	588,369	1.1
Household Durables	457,524	0.4	—	—
Industrial Conglomerates	1,117,139	1.0	1,050,133	2.0
Insurance	5,758,946	5.3	3,797,726	7.0
IT Services	5,839,273	5.3	4,777,414	8.8
Life Sciences Tools & Services	4,485,130	4.1	—	—
Pharmaceuticals	835,951	0.8	776,407	1.4
Professional Services	1,247,044	1.1	287,247	0.5
Software	49,064,803	44.6	28,127,900	52.1
Specialty Retail	8,822,599	8.0	5,902,446	10.9
Total	$109,904,922	100.0%	$53,989,670	100.0%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 6.    Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

The outstanding forward currency contracts as of September 30, 2023 were as follows:

As of September 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£1,125,000	GBP	$1,246,950	USD	10/13/2023	$—	$(125,594)
Macquarie Bank Limited	€1,150,000	EUR	$1,148,218	USD	10/13/2023	—	(68,031)
						$—	$(193,625)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2023.

As of September 30, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(193,625)	$(193,625)	$193,625	$—

(1)The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The impact of derivative transactions for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Foreign exchange	$(193,625)	$—

The following table is a summary of the average outstanding daily volume for forward currency contracts for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Forward currency contracts	$2,329,546	$—

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2023 and 2022 were valued using Level 3 inputs. As of September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs. As of September 30, 2022, the Company held no money market funds or forward currency contracts.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2023 and 2022:

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$107,731,330	$107,731,330
Equity investments(1)	—	—	2,173,592	2,173,592
Money market funds(1)(2)	8,681,873	—	—	8,681,873
Total assets, at fair value:	$8,681,873	$—	$109,904,922	$118,586,795
Liabilities, at fair value:
Forward currency contracts	$—	$193,625	$—	$193,625
Total liabilities, at fair value:	$—	$193,625	$—	$193,625

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$52,961,535	$52,961,535
Equity investments(1)	—	—	1,028,135	1,028,135
Total assets, at fair value:	$—	$—	$53,989,670	$53,989,670

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of September 30, 2023 and 2022 was $1,066,729 and ($278,692), respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	For the year ended September 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$52,961,535	$1,028,135	$53,989,670
Net change in unrealized appreciation (depreciation) on investments	590,215	256,914	847,129
Net translation of investments in foreign currencies	203,090	—	203,090
Realized gain (loss) on investments	—	6,562	6,562
Realized gain (loss) on translation of investments in foreign currencies	1,424	—	1,424
Fundings of (proceeds from) revolving loans, net	162,577	—	162,577
Fundings of investments	54,612,206	899,587	55,511,793
PIK interest and non-cash dividends	734,393	48,208	782,601
Proceeds from principal payments and sales of portfolio investments	(1,798,242)	(65,814)	(1,864,056)
Accretion of discounts and amortization of premiums	264,132	—	264,132
Fair value, end of period	$107,731,330	$2,173,592	$109,904,922

	For the period from April 1, 2022 (commencement of operations) to September 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	(168,455)	19,768	(148,687)
Net translation of investments in foreign currencies	(130,005)	—	(130,005)
Fundings of (proceeds from) revolving loans, net	79,455	—	79,455
Fundings of investments	53,133,849	1,008,367	54,142,216
PIK interest and non-cash dividends	22,896	—	22,896
Proceeds from principal payments and sales of portfolio investments	(8,211)	—	(8,211)
Accretion of discounts and amortization of premiums	32,006	—	32,006
Fair value, end of period	$52,961,535	$1,028,135	$53,989,670

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023 and 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$3,771,798	Yield analysis	Market interest rate	9.0% - 10.0% (9.9%)
		Market comparable companies	EBITDA multiples	8.5x - 16.1x (11.5x)
One stop loans(2)	$103,850,192	Yield analysis	Market interest rate	7.5% - 19.8% (10.3%)
		Market comparable companies	EBITDA multiples	9.5x - 34.0x (18.6x)
		Market comparable companies	Revenue multiples	5.5x - 27.0x (11.8x)
Subordinated debt and second lien loans	$109,340	Yield analysis	Market interest rate	13.0% - 13.5% (13.2%)
		Market comparable companies	EBITDA multiples	9.5x - 11.5x (10.6x)
Equity(3)	$2,173,592	Market comparable companies	EBITDA multiples	11.5x - 26.0x (19.3x)
			Revenue multiples	5.5x - 16.5x (13.7x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $72,979,184 and $30,871,008 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $1,367,439 and $806,153 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$560,771	Yield analysis	Market interest rate	8.8% - 9.5% (9.4%)
		Market comparable companies	EBITDA multiples	10.3x - 26.2x (18.9x)
One stop loans(2)	$52,400,764	Yield analysis	Market interest rate	8.0% - 13.5% (9.4%)
		Market comparable companies	EBITDA multiples	7.0x - 32.9x (18.6x)
		Market comparable companies	Revenue multiples	7.8x - 16.7x (14.0x)
Equity(3)	$1,028,135	Market comparable companies	EBITDA multiples	12.6x - 25.9x (22.8x)
			Revenue multiples	7.8x - 16.7x (15.9x)
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

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2023, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2023 and 2022, the Company was permitted to borrow up to $40,000,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 1, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”).

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The short-term AFR as of September 30, 2023 was 5.0%. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company had no borrowings and made no repayments on the Adviser Revolver. As of September 30, 2023 and 2022, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9. Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.

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

The following permanent differences were reclassified for tax purposes among the components of net assets for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Increase/(decrease) in Paid in Capital in Excess of Par	$(127,013)	$—
Increase/(decrease) in Distributable Earnings (Losses)	127,013	—
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

The following table reconciles net increase in net assets resulting from operations to taxable income for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Net increase in net assets resulting from operations	$8,999,750	$696,818
Net change in unrealized (appreciation) depreciation on investment transactions	(857,009)	278,692
Other income not currently taxable	(51,577)	(8)
Expenses not currently deductible	185,603	—
Expenses deductible for tax but not book	(23)	—
Other realized gain/loss differences	(6,561)	—
Taxable income before deductions for distributions	$8,270,183	$975,502

The tax character of distributions paid during the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022 were as follows:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Ordinary Income	$7,371,683	$368,803

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022 were as follows:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Undistributed ordinary income – tax basis	$1,505,199	$606,699
Net unrealized appreciation (depreciation) on investments	634,077	(278,684)
Other temporary differences	(2,012,263)	(328,015)
Total accumulated earnings (loss) – book basis	127,013	—

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2023, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2023 and 2022, the Company did not elect to defer any ordinary losses, short-term capital losses and long-term capital losses.

For the tax year ended September 30, 2023, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in tax year September 30, 2024. The amount carried forward to tax year September 30, 2024 is estimated to be approximately $1,505,199 of ordinary income, although this amount will not be finalized until the September 30, 2023 tax returns are filed in 2024.

As of September 30, 2023, the federal tax cost of investments was $109,077,637, resulting in estimated gross unrealized gains and losses of $1,309,939 and $482,654, respectively.

Note 10. Commitments and Contingencies

Commitments: As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $16,131,661, including $3,471,987 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $14,646,625, including $2,352,541 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6. Forward Currency Contracts for outstanding forward currency contracts as of September 30, 2023. As of September 30, 2022, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 11. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(1.45)	(0.22)
Net investment income - after tax	1.33	0.44
Net realized gain (loss) on investment transactions	0.00 ^	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.12	(0.21)
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	8.15%	1.50%
Number of common shares outstanding	9,237,273.609	4,571,826.354

Listed below are supplemental data and ratios to the financial highlights:	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Ratio of net investment income - after tax to average net assets*(5)	8.89%	5.83%
Ratio of total expenses to average net assets*(5)	2.94%	3.28%
Ratio of management fee waiver to average net assets*	(0.74)%	(0.66)%
Ratio of incentive fee waiver to average net assets(5)	(0.35)%	(0.20)%
Ratio of operating expense waiver to average net assets*	(0.21)%	(1.20)%
Ratio of incentive fees to average net assets(5)	1.02%	0.20%
Ratio of excise tax to average net assets(5)	0.04%	—%
Ratio of net expenses to average net assets*(5)	1.64%	1.22%
Ratio of total expenses (without incentive fees) to average net assets*(5)	0.98%	3.08%
Total return based on average net asset value(6)	9.84%	2.03%
Total return based on average net asset value - annualized(6)	9.84%	4.05%
Net assets at end of period	$138,559,104	$68,577,395
Average debt outstanding	$—	$—
Average debt outstanding per share	$—	$—
Portfolio Turnover*	2.27%	0.06%
Asset coverage ratio(7)	N/A	N/A
Asset coverage ratio per unit(8)	N/A	N/A
Average market value per unit(9):
Adviser Revolver	N/A	N/A

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements

*    Annualized for a period less than one year, unless otherwise noted.
^    Represents an amount less than $0.01 per share.
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
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of September 30, 2023.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of September 30, 2023.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Note 12. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Earnings available to stockholders	$8,999,750	$696,818
Basic and diluted weighted average shares outstanding	6,113,779	2,292,083
Basic and diluted earnings per share	$1.47	$0.30

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the year ended September 30, 2023
08/05/2022	10/18/2022	12/29/2022	4,571,826.354	$0.0980	$447,823
11/18/2022	11/21/2022	12/29/2022	5,289,257.354	0.0964	509,660
11/18/2022	12/15/2022	03/01/2023	5,290,922.153	0.1096	580,139
11/18/2022	01/17/2023	03/22/2023	5,295,704.904	0.1301	689,210
02/07/2023	02/24/2023	05/24/2023	6,252,279.571	0.1148	717,968
02/07/2023	03/17/2023	05/24/2023	6,255,174.938	0.1558	974,352
02/07/2023	04/28/2023	06/22/2023	6,258,653.053	0.1023	640,103
05/05/2023	05/26/2023	08/23/2023	6,267,118.056	0.1106	692,841
05/05/2023	06/16/2023	08/23/2023	6,267,118.056	0.1579	989,887
05/05/2023	07/28/2023	09/20/2023	6,987,780.543	0.1147	801,685
08/03/2023	08/30/2023	11/22/2023	6,987,780.543	0.1218	850,784
08/03/2023	09/22/2023	11/22/2023	8,112,527.076	0.1362	1,105,298
Total dividends declared for the year ended September 30, 2023					$8,999,750

For the period from April 1, 2022 (commencement of operations) to September 30, 2022
05/06/2022	05/06/2022	07/08/2022	734,061.334	$0.0001	$47
05/06/2022	05/20/2022	07/08/2022	734,061.334	0.0106	7,794
05/06/2022	06/24/2022	09/15/2022	2,128,923.334	0.0263	56,021
05/06/2022	07/19/2022	09/15/2022	3,175,117.861	0.0960	304,941
08/05/2022	08/30/2022	11/23/2022	3,175,117.861	0.0386	122,582
08/05/2022	09/20/2022	11/23/2022	3,874,395.354	0.0530	205,433
Total dividends declared for the period from April 1, 2022 (commencement of operations) to September 30, 2022					$696,818

The following table summarizes the Company’s distributions reinvested during the year ended September 30, 2023:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the year ended September 30, 2023
November 23, 2022	1,664.799	$15.00	$24,972
December 29, 2022	4,782.751	15.00	71,742
March 1, 2023	2,895.367	15.00	43,430
March 22, 2023	3,478.115	15.00	52,172
May 24, 2023	8,465.003	15.00	126,975
June 22, 2023	3,231.487	15.00	48,472
	24,517.522		$367,763

(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On October 17, 2023, October 31, 2023 and December 5, 2023, the Company issued capital calls to stockholders that were due on October 27, 2023, November 10, 2023 and December 15, 2023, respectively. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	10/27/2023	1,124,891.000	$15.00	$16,873,365
Issuance of Shares	11/10/2023	1,124,891.000	$15.00	$16,873,365
Issuance of Shares	12/15/2023	1,999,805.999	$15.00	$29,997,090

On August 3, 2023 and November 17, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 20, 2023	December 28, 2023
In an amount (if positive) such that the net asset value of the Company as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2023 through October 31, 2023 and the payment of this distribution is $15.00 per share

November 20, 2023	December 28, 2023
In an amount (if positive) such that the net asset value of the Company as of November 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2023 through November 30, 2023 and the payment of this distribution is $15.00 per share

December 15, 2023	February 21, 2024
In an amount (if positive) such that the net asset value of the Company as of December 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2023 through December 31, 2023 and the payment of this distribution is $15.00 per share

January 19, 2024	March 20, 2024
In an amount (if positive) such that the net asset value of the Company as of January 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2024 through January 31, 2024 and the payment of this distribution is $15.00 per share

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 101
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
3.2	Amended and Restated Bylaws approved on August 5, 2022 by the Board of Directors of Golub Capital Direct Lending Unlevered Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (File No. 814-01505), filed on August 12, 2022).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
4.2	Description of securities	*
10.1	Investment Advisory Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.2	Waiver Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.3	Administration Agreement, dated as of April 1, 2022, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.4	Custody Agreement, dated as of April 1, 2022, by and between the Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.5	Trademark License Agreement, dated as of April 1, 2022, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.7	Revolving Loan Agreement, dated as of, by and among Golub Capital Direct Lending Unlevered Corporation, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.7 to the Registrant’s Amended Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.8	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.9	Loan Administration and Custodial Agreement, dated as of March 1, 2023, by and between Golub Capital Direct Lending Unlevered Corporation and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01505), filed on March 7, 2023).
14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*
21.1	List of subsidiaries.	*
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*

Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital Direct Lending Unlevered Corporation
A Maryland Corporation

Date: December 12, 2023	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	December 12, 2023
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	December 12, 2023
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	December 12, 2023
Lawrence E. Golub
/s/ John T. Baily	Director	December 12, 2023
John T. Baily
/s/ Kenneth F. Bernstein	Director	December 12, 2023
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	December 12, 2023
Lofton P. Holder
/s/ Anita J. Rival	Director	December 12, 2023
Anita J. Rival
/s/ William M. Webster IV	Director	December 12, 2023
William M. Webster IV