Form 10-Q
period 2023-12-31
Golub Capital Direct Lending Unlevered Corp
filed 2024-02-14
CIK 1901606

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of February 14, 2024, the Registrant had 13,486,861.608 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2023	September 30, 2023
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $174,960 and $109,133, respectively)	$176,098	$109,905
Cash and cash equivalents	25,942	30,059
Foreign currencies (cost of $99 and $352, respectively)	100	337
Cash collateral for forward currency contracts	350	350
Interest receivable	2,271	918
Deferred offering costs	146	176
Other assets	212	151
Total Assets	$205,119	$141,896
Liabilities
Unrealized depreciation on forward currency contracts	$127	$194
Distributions payable	1,536	1,956
Payable for investments purchased	—	319
Management and incentive fees payable	626	417
Accrued trustee fees	26	26
Accounts payable and other liabilities	502	425
Total Liabilities	2,817	3,337
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 13,486,861.608 and 9,237,273.609 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	13	9
Paid in capital in excess of par	202,162	138,423
Distributable earnings	127	127
Total Net Assets	202,302	138,559
Total Liabilities and Total Net Assets	$205,119	$141,896
Number of common shares outstanding	13,486,861.608	9,237,273.609
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2023	2022
Investment income
Interest income	$4,276	$1,643
Payment-in-kind interest income	377	70
Dividend income	14	10
Fee income	13	4
Total investment income	4,680	1,727
Expenses
Base management fee	367	169
Incentive fee	447	170
Professional fees	193	157
Administrative service fee	40	16
General and administrative expenses	58	22
Total expenses	1,105	534
Base management fee waived (Note 4)	(245)	(169)
Incentive fee waived (Note 4)	—	(170)
Operating expenses reimbursement waived (Note 4)	—	(195)
Net expenses	860	—
Net investment income - before tax	3,820	1,727
Excise tax	20	30
Net investment income - after tax	3,800	1,697
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	(3)	—
Forward currency contracts	(211)	—
Foreign currency transactions	4	9
Net realized gain (loss) on investment transactions	(210)	9
Net change in unrealized appreciation (depreciation) from:
Investments	222	(168)
Forward currency contracts	67	(212)
Translation of assets and liabilities in foreign currencies	145	211
Net change in unrealized appreciation (depreciation) on investment transactions	434	(169)
Net gain (loss) on investment transactions	224	(160)
Net increase (decrease) in net assets resulting from operations	$4,024	$1,537
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$0.36	$0.31
Basic and diluted weighted average common shares outstanding (Note 11)	11,049,598	4,947,000

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	4,571,826.354	$4	$68,573	$—	$68,577
Issuance of common stock	717,431.000	1	10,761	—	10,762
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	1,697	1,697
Net realized gain (loss) on investment transactions	—	—	—	9	9
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(169)	(169)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	6,447.550	—	97	—	97
Distributions from distributable earnings	—	—	—	(1,537)	(1,537)
Total increase (decrease) for the three months ended December 31, 2022	723,878.550	1	10,858	—	10,859
Balance at December 31, 2022	5,295,704.904	$5	$79,431	$—	$79,436
Balance at September 30, 2023	9,237,273.609	$9	$138,423	$127	$138,559
Issuance of common stock	4,249,587.999	4	63,739	—	63,743
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	3,800	3,800
Net realized gain (loss) on investment transactions	—	—	—	(210)	(210)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	434	434
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(2,488)	(2,488)
Distributions declared and payable	—	—	—	(1,536)	(1,536)
Total increase (decrease) for the three months ended December 31, 2023	4,249,587.999	4	63,739	—	63,743
Balance at December 31, 2023	13,486,861.608	$13	$202,162	$127	$202,302

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,024	$1,537
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts and amortization of premiums	(109)	(61)
Net realized (gain) loss on investments	3	—
Net realized (gain) loss on forward currency contracts	211	—
Net realized (gain) loss on foreign currency transactions	(4)	(9)
Net change in unrealized (appreciation) depreciation on investments	(222)	168
Net change in unrealized (appreciation) depreciation on forward currency contracts	(67)	212
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(145)	(211)
Proceeds from (fundings of) revolving loans, net	(64)	(39)
Fundings of investments	(65,496)	(21,863)
Proceeds from principal payments and sales of portfolio investments	184	1,360
Funding of settlements of forward currency contracts	(211)	—
Payment-in-kind interest capitalized	(330)	(57)
Non-cash dividends capitalized	(14)	(10)
Changes in operating assets and liabilities:
Cash collateral for forward currency contracts	—	(250)
Interest receivable	(1,353)	(143)
Other assets	(61)	(7)
Payable for investments purchased	(319)	—
Management and incentive fees payable	209	—
Accrued trustee fees	—	21
Accounts payable and other liabilities	77	10
Net cash provided by (used in) operating activities	(63,687)	(19,342)
Cash flows from financing activities
Deferred offering costs	30	6
Proceeds from issuance of common shares	63,743	10,762
Distributions paid	(4,444)	(1,188)
Net cash provided by (used in) financing activities	59,329	9,580
Net change in cash and cash equivalents and foreign currencies	(4,358)	(9,762)
Effect of foreign currency exchange rates	4	9
Cash and cash equivalents and foreign currencies, beginning of period	30,396	14,629
Cash and cash equivalents and foreign currencies, end of period	$26,042	$4,876
Supplemental disclosure of cash flow information:
Distributions declared for the period	$4,024	$1,537
Supplemental disclosure of non-cash financing activity:
Stock issued in connection with dividend reinvestment plan	$—	$97
Change in distributions payable	(420)	252
The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2023	September 30, 2023
Cash and cash equivalents	$25,942	$30,059
Foreign currencies (cost of $99 and $352, respectively)	100	337
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$26,042	$30,396
See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.	One stop	SF +	7.00%	(f)(g)	12.35%				02/2029	$5,381	$5,242	2.7%	$5,381
PPW Aero Buyer, Inc.	One stop	SF +	7.00%	(g)	12.35%				02/2029	3	2	—	3
										5,384	5,244	2.7	5,384
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(g)(h)	10.86%				07/2029	3,832	3,802	1.9	3,717
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)				07/2029	—	(1)	—	(4)
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(15)	—	(15)
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	12.03%				07/2028	759	748	0.4	759
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	12.03%				07/2028	82	82	—	82
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	12.04%				07/2028	61	61	—	61
Spotless Brands, LLC	One stop	SF +	6.50%	(f)	11.96%				07/2028	4	4	—	4
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(g)	11.39%				12/2029	3,299	3,267	1.6	3,266
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%	(f)	11.36%				12/2029	3	(5)	—	(5)
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(16)	—	(16)
										8,040	7,927	3.9	7,849
Banks
OSP Hamilton Purchaser, LLC	One stop	SF +	5.50%	(g)	10.87%				12/2029	721	714	0.4	714
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(7)	—	(7)
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	(1)
										721	706	0.4	706
Beverages
Financial Information Technologies, LLC(17)	One stop	N/A			14.00%	PIK			06/2031	1,930	1,879	0.9	1,891
Financial Information Technologies, LLC	One stop	SF +	6.50%	(g)	11.85%				06/2030	1,506	1,485	0.8	1,543
Financial Information Technologies, LLC	One stop	SF +	5.50%	(g)	10.85%				06/2030	310	307	0.1	307
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)				06/2030	—	(5)	—	(5)
Financial Information Technologies, LLC	One stop	SF +	6.50%		N/A(6)				06/2030	—	—	—	—
										3,746	3,666	1.8	3,736
Commercial Services and Supplies
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(g)	11.38%				10/2029	3,855	3,780	1.9	3,777
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(g)	11.37%				10/2029	104	100	—	96
BradyIFS Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(7)	—	(7)
Encore Holdings, LLC	One stop	SF +	5.00%	(g)	10.45%				11/2028	1,379	1,338	0.7	1,320
Encore Holdings, LLC	One stop	SF +	5.00%	(g)	10.45%				11/2028	592	580	0.3	580
Kleinfelder Intermediate, LLC	One stop	SF +	6.25%	(g)	11.63%				09/2030	469	460	0.2	459
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	(1)
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2030	—	(1)	—	(1)
										6,399	6,249	3.1	6,223
Diversified Consumer Services
Apex Service Partners, LLC(17)	One stop	SF +	7.00%	(g)	10.40%	cash/	2.00%	PIK	10/2030	4,522	4,455	2.2	4,465
Apex Service Partners, LLC(17)	One stop	SF +	7.00%	(g)	10.38%	cash/	2.00%	PIK	10/2030	240	227	0.1	227
Apex Service Partners, LLC	One stop	SF +	6.50%	(a)(g)	12.76%				10/2029	29	24	—	24
DP Flores Holdings, LLC	One stop	SF +	6.25%	(g)	11.60%				09/2028	1,838	1,813	0.9	1,838
DP Flores Holdings, LLC	One stop	SF +	6.25%	(g)	11.60%				09/2028	286	282	0.2	286
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(5)	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(g)	11.00%				07/2029	200	197	0.1	200
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	—	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(f)	10.94%				07/2029	17	15	—	17
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(g)	11.12%				06/2029	475	468	0.2	470
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(f)	11.11%	06/2028	$5	$4	—%	$5
NSG Buyer, Inc.	One stop	SF +	6.50%	(f)	11.96%	11/2029	4,907	4,824	2.5	4,956
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)	11/2028	—	(1)	—	(1)
NSG Buyer, Inc. (5)	One stop	SF +	5.75%		N/A(6)	11/2029	—	(4)	—	(4)
Virginia Green Acquisition, LLC	One stop	SF +	5.50%	(h)	10.75%	12/2030	3,652	3,615	1.8	3,615
Virginia Green Acquisition, LLC	One stop	SF +	5.50%	(h)	10.75%	12/2029	73	67	—	67
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)	12/2030	—	(15)	—	(15)
							16,244	15,965	8.0	16,150
Diversified Financial Services
Avalara, Inc.	One stop	SF +	7.25%	(g)	12.60%	10/2028	770	754	0.4	770
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)	10/2028	—	(2)	—	—
Higginbotham Insurance Agency, Inc.	One stop	SF +	5.50%	(f)	10.96%	11/2028	1,111	1,102	0.5	1,111
							1,881	1,854	0.9	1,881
Electrical Equipment
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(g)	10.14%	12/2030	130	127	0.1	127
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(g)	10.12%	12/2030	2	1	—	1
							132	128	0.1	128
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF +	6.50%	(f)	11.96%	11/2028	1,578	1,540	0.8	1,578
CST Holding Company	One stop	SF +	6.50%	(f)	11.96%	11/2028	5	4	—	5
							1,583	1,544	0.8	1,583
Food Products
Blast Bidco Inc.	One stop	SF +	6.00%	(g)	11.35%	10/2030	3,910	3,854	1.9	3,871
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)	10/2029	—	(7)	—	(5)
							3,910	3,847	1.9	3,866
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(f)	11.11%	05/2028	254	252	0.1	252
Coding Solutions Acquisition, Inc.	One stop	SF +	5.75%	(f)	11.11%	05/2028	77	76	—	76
Coding Solutions Acquisition, Inc.	One stop	SF +	6.00%	(f)	11.36%	05/2028	34	33	—	34
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(f)	11.11%	05/2028	13	13	—	13
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)	05/2028	—	(1)	—	—
Color Intermediate, LLC	One stop	SF +	5.50%	(g)	10.95%	10/2029	729	717	0.4	729
Crow River Buyer, Inc.	One stop	SF +	7.75%	(g)	13.13%	01/2029	304	299	0.2	304
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)	01/2029	—	(1)	—	—
Neptune Holdings, Inc.	One stop	SF +	6.00%	(h)	11.50%	09/2030	1,448	1,427	0.7	1,430
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)	08/2029	—	(1)	—	(1)
Plasma Buyer LLC	One stop	SF +	5.75%	(g)	11.10%	05/2029	262	258	0.1	249
Plasma Buyer LLC	One stop	SF +	5.75%	(g)	11.10%	05/2028	10	9	—	9
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(1)	—	—
							3,131	3,080	1.5	3,095
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(g)	11.60%	08/2028	1,292	1,282	0.6	1,292
Belmont Instrument, LLC	One stop	SF +	6.25%	(g)	11.60%	08/2028	20	19	—	20
TIDI Legacy Products, Inc.	One stop	SF +	5.50%	(f)	10.86%	12/2029	404	400	0.2	400
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(1)	—	(1)
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)	06/2025	—	(1)	—	—
YI, LLC	One stop	SF +	5.75%	(g)	11.09%	12/2029	1,575	1,560	0.8	1,544
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(3)	—	(6)
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(3)	—	(3)
							3,291	3,253	1.6	3,246
Healthcare Providers and Services
Bamboo US Bidco LLC	One stop	SF +	6.00%	(g)	11.38%	09/2030	485	471	0.2	470
Bamboo US Bidco LLC(7)(8)	One stop	E +	6.00%	(b)	9.95%	09/2030	333	310	0.2	323
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)	09/2029	—	(3)	—	(3)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bamboo US Bidco LLC	One stop	SF +	6.00%	(f)	11.36%				09/2030	$5	$4	—%	$4
Community Care Partners, LLC	One stop	SF +	6.00%	(f)	11.47%				06/2026	143	143	0.1	135
Community Care Partners, LLC	One stop	SF +	6.00%		N/A(6)				06/2026	—	—	—	—
										966	925	0.5	929
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(g)	11.53%				08/2028	525	521	0.3	525
Barteca Restaurants, LLC	One stop	SF +	6.00%	(g)	11.51%				08/2028	41	41	—	41
Barteca Restaurants, LLC	One stop	SF +	6.00%		N/A(6)				08/2028	—	—	—	—
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(g)	11.85%				10/2028	1,428	1,412	0.7	1,428
ESN Venture Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)				10/2028	—	(8)	—	—
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(g)	11.86%				10/2028	20	19	—	20
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(g)(h)	11.87%				10/2028	216	214	0.1	216
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(g)	11.62%				11/2027	670	657	0.3	656
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(14)	—	(30)
Health Buyer, LLC	Senior secured	SF +	5.25%	(g)	10.75%				04/2029	126	125	0.1	125
Health Buyer, LLC	Senior secured	SF +	5.50%	(g)	10.85%				04/2029	65	63	—	65
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	—	—	—
YE Brands Holding, LLC	One stop	SF +	5.75%	(g)	11.20%				10/2027	1,636	1,621	0.8	1,636
YE Brands Holding, LLC	One stop	SF +	5.50%	(f)	10.96%				10/2027	24	23	—	24
										4,751	4,674	2.3	4,706
Household Durables
Groundworks LLC	One stop	SF +	6.50%	(g)	11.90%				03/2030	479	467	0.2	479
Groundworks LLC	One stop	SF +	6.50%	(f)(g)	11.86%				03/2030	12	10	—	12
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1)	—	—
										491	476	0.2	491
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(g)	11.20%				07/2027	239	236	0.1	235
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	(1)
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(f)(g)	11.20%				07/2027	61	60	—	59
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(h)	11.09%				07/2027	32	31	—	31
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.75%	(g)	11.23%				08/2029	720	708	0.4	713
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(b)	9.75%				08/2029	123	113	0.1	122
Excelitas Technologies Corp.	One stop	SF +	5.75%	(a)(g)	11.29%				08/2028	40	40	—	40
Excelitas Technologies Corp.	One stop	SF +	5.75%	(g)	11.22%				08/2029	64	62	—	63
										1,279	1,250	0.6	1,262
Insurance
Captive Resources Midco, LLC(17)	One stop	SF +	5.25%	(f)	5.31%	cash/	5.80%	PIK	07/2029	4,051	3,991	2.0	4,051
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.	One stop	SF +	7.50%	(g)	12.89%				03/2029	270	264	0.1	270
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.50%	(g)	10.87%				12/2030	2,600	2,574	1.3	2,574
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(6)	—	(6)
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(25)	—	(25)
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%	(f)(g)(h)	11.40%				07/2030	230	224	0.1	230
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(1)	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.00%	(g)	11.39%				08/2026	102	95	—	87
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(f)	11.09%				11/2029	1,693	1,676	0.8	1,676
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(3)	—	(3)
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(8)	—	(8)
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(h)	11.97%				05/2030	962	944	0.5	962
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(h)	11.97%				05/2030	$320	$315	0.2%	$320
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1)	—	—
										10,228	10,035	5.0	10,128
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(g)	8.54%	cash/	3.63%	PIK	05/2028	209	207	0.1	207
Critical Start, Inc.(17)	One stop	SF +	6.75%	(g)	8.54%	cash/	3.63%	PIK	05/2028	114	112	0.1	113
Critical Start, Inc.	One stop	SF +	6.25%	(e)	11.57%				05/2028	18	17	—	17
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(c)	10.43%	PIK			07/2029	830	751	0.4	822
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(c)	10.43%	PIK			07/2029	77	73	—	76
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	(1)
Netwrix Corporation	One stop	SF +	5.00%	(g)(h)	10.39%				06/2029	3,869	3,844	1.9	3,792
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	(2)
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(6)	—	(22)
Netwrix Corporation(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(3)	—	(3)
PDQ Intermediate, Inc.(17)	Subordinated debt	N/A			13.75%	PIK			10/2031	50	49	—	49
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(g)	16.13%				10/2026	224	221	0.1	224
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(g)	16.13%				10/2026	71	71	—	71
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(g)	16.13%				10/2026	25	25	—	25
WPEngine, Inc.	One stop	SF +	6.50%	(h)	11.92%				08/2029	244	240	0.1	244
WPEngine, Inc.	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(g)	11.89%				07/2027	300	300	0.2	300
Zarya Holdco, Inc.	One stop	SF +	6.50%	(g)	11.87%				07/2027	25	25	—	25
										6,056	5,924	2.9	5,937
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	6.50%	(h)	11.93%				11/2029	4,231	4,144	2.1	4,231
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(14)	—	—
										4,231	4,129	2.1	4,231
Machinery
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(g)	10.86%				12/2030	4,407	4,363	2.2	4,363
Blackbird Purchaser, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(9)	—	(9)
Blackbird Purchaser, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(6)	—	(6)
										4,407	4,348	2.2	4,348
Oil, Gas and Consumable Fuels
Envernus, Inc.	One stop	SF +	5.50%	(f)	10.86%				12/2029	2,943	2,899	1.4	2,898
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(4)	—	(4)
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	(1)
										2,943	2,894	1.4	2,893
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(g)	10.85%				05/2029	786	774	0.4	763
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(h)	11.21%				05/2029	53	52	—	51
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(f)	11.11%				05/2029	63	61	—	61
										902	887	0.4	875
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(f)	11.61%				05/2029	295	291	0.2	296
bswift, LLC	One stop	SF +	6.38%	(g)	11.78%				11/2028	328	320	0.2	328
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(g)(h)	11.26%				10/2027	263	261	0.1	262
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(h)	11.82%				10/2027	114	111	0.1	114
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(h)	11.78%				10/2027	26	25	—	26
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(f)	10.68%				10/2027	18	18	—	18
Citrin Cooperman Advisors LLC(5)	One stop	SF +	5.25%		N/A(6)				10/2027	—	(1)	—	(1)
DISA Holdings Corp.	Senior secured	SF +	5.50%	(f)	10.84%				09/2028	226	222	0.1	226
DISA Holdings Corp.(17)	Subordinated debt	SF +	10.00%	(f)	13.36%	cash/	2.00%	PIK	03/2029	51	50	—	51
DISA Holdings Corp.	Senior secured	SF +	5.50%	(f)	10.84%				09/2028	16	15	—	16
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DISA Holdings Corp.	One stop	SF +	5.50%	(f)	10.84%				09/2028	$14	$14	—%	$14
DISA Holdings Corp.	Senior secured	SF +	5.50%	(f)	10.85%				09/2028	6	5	—	6
										1,357	1,331	0.7	1,356
Software
Anaplan, Inc.	One stop	SF +	6.50%	(g)	11.85%				06/2029	9,257	9,185	4.6	9,257
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	—
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(d)	10.44%				06/2029	651	611	0.3	625
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(d)	10.44%				06/2029	340	310	0.2	326
Arrow Buyer, Inc.	One stop	SF +	6.50%	(g)	11.85%				06/2030	1,092	1,065	0.5	1,092
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(1)	—	—
Avetta, LLC	One stop	SF +	5.75%	(g)	11.15%				10/2030	3,128	3,060	1.5	3,058
Avetta, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(7)	—	(7)
Bloomerang, LLC	One stop	SF +	6.00%	(h)	11.19%				12/2029	2,477	2,452	1.2	2,452
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(6)	—	(6)
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(7)	—	(7)
Coupa Holdings, LLC	One stop	SF +	7.50%	(f)	12.86%				02/2030	2,167	2,119	1.1	2,145
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(2)	—	(2)
Crewline Buyer, Inc.	One stop	SF +	6.75%	(g)	12.10%				11/2030	6,163	6,072	3.0	6,086
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(10)	—	(8)
Evergreen IX Borrower 2023, LLC	One stop	SF +	6.00%	(g)	11.35%				09/2030	3,041	2,968	1.5	2,965
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(8)	—	(8)
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(g)	7.92%	cash/	4.30%	PIK	07/2029	1,923	1,895	0.9	1,885
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(g)	7.95%	cash/	4.30%	PIK	07/2029	1,256	1,235	0.6	1,231
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(g)	7.92%	cash/	4.30%	PIK	07/2029	230	229	0.1	226
GTY Technology Holdings, Inc.	One stop	P +	5.25%	(a)	13.75%				07/2029	7	6	—	6
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(8)	—	(9)
Hyland Software, Inc.	One stop	SF +	6.00%	(f)	11.36%				09/2030	7,284	7,179	3.5	7,174
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(2)
ICIMS, Inc.(17)	One stop	SF +	7.25%	(g)	8.74%	cash/	3.88%	PIK	08/2028	3,207	3,165	1.6	3,143
ICIMS, Inc.	One stop	SF +	6.75%	(g)	12.10%				08/2028	16	16	—	14
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(13)
IQN Holding Corp.	One stop	SF +	5.25%	(g)	10.64%				05/2029	804	798	0.4	788
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	—	—	(1)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(3)	—	(3)
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(c)	3.89%	cash/	7.25%	PIK	07/2028	412	388	0.2	412
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(h)	8.68%	cash/	3.50%	PIK	07/2028	190	189	0.1	190
Island Bidco AB(7)(11)	One stop	SF +	6.50%	(h)	11.83%				07/2028	20	20	—	20
Island Bidco AB(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Kaseya Inc.(17)	One stop	SF +	6.00%	(g)	8.88%	cash/	2.50%	PIK	06/2029	1,800	1,779	0.9	1,782
Kaseya Inc.(17)	One stop	SF +	5.50%	(f)	10.86%				06/2029	27	26	—	26
Kaseya Inc.(17)	One stop	SF +	6.00%	(g)	8.88%	cash/	2.50%	PIK	06/2029	7	6	—	6
Navex TopCo, Inc.	One stop	SF +	5.75%	(f)	11.11%				11/2030	5,878	5,763	2.8	5,760
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(10)	—	(10)
Panzura, LLC(17)	One stop	N/A			2.00%	cash/	15.00%	PIK	08/2027	52	47	—	47
PING Identity Holding Corp.	One stop	SF +	7.00%	(f)	12.36%				10/2029	642	634	0.3	642
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(h)	11.39%				06/2029	2,679	2,658	1.3	2,599
Quant Buyer, Inc.	One stop	SF +	6.00%	(h)	11.39%				06/2029	2,257	2,240	1.1	2,189
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(3)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1)	—	—
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	5.43%	(d)	8.68%	cash/	1.93%	PIK	07/2029	722	660	0.3	697
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	5.43%	(e)	8.82%	cash/	1.93%	PIK	07/2029	134	133	0.1	129
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	5.43%	(d)	8.68%	cash/	1.93%	PIK	07/2029	53	49	—	51
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.00%	(f)	11.36%				08/2029	$3,894	$3,830	1.9%	$3,855
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	(1)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(h)	11.68%				07/2028	552	541	0.3	552
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(2)	—	—
Zendesk, Inc.(17)	One stop	SF +	6.75%	(g)	8.86%	cash/	3.25%	PIK	11/2028	4,063	3,999	2.0	4,063
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(8)	—	—
										66,425	65,247	32.3	65,413
Specialty Retail
Cavender Stores L.P.	Senior secured	SF +	5.00%	(g)	10.35%				10/2029	6,187	6,128	3.0	6,125
PetVet Care Centers LLC	One stop	SF +	6.00%	(f)	11.36%				11/2030	2,386	2,339	1.2	2,338
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(7)	—	(7)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(3)	—	(3)
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(g)	11.14%				08/2029	3,762	3,709	1.8	3,687
PPV Intermediate Holdings, LLC(17)	One stop	N/A			14.75%	PIK			08/2030	1,440	1,402	0.7	1,397
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	433	425	0.2	403
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	100	99	0.1	93
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	18	18	—	17
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	18	17	—	17
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(4)	—	(5)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.60%				08/2028	2,535	2,516	1.2	2,510
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.60%				08/2028	167	166	0.1	165
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.60%				08/2028	166	164	0.1	164
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.60%				08/2028	131	130	0.1	130
Salon Lofts Group, LLC(5)	Second lien	SF +	17.00%		N/A(6)				09/2029	—	(3)	—	(3)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.60%				08/2028	55	54	—	54
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.60%				08/2028	46	45	—	45
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.60%				08/2028	41	41	—	41
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.60%				08/2028	38	38	—	38
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(5)	—	(7)
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(g)	14.43%				09/2029	122	120	0.1	120
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(4)	—	(4)
										17,645	17,385	8.6	17,315

Total debt investments										176,143	172,968	85.9	173,731

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A			N/A		N/A	15	$145	0.1%	$154

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A			N/A		N/A	—	44	—	59
Yorkshire Parent, Inc.	LP units	N/A			N/A		N/A	—	24	—	24
									68	—	83
Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A			N/A		N/A	50	50	0.1	61
HS Spa Holdings, Inc.	Common stock	N/A			N/A		N/A	33	33	—	34
NSG Buyer, Inc. (7)	LP units	N/A			N/A		N/A	—	397	0.2	415
Virginia Green Acquisition, LLC	LP units	N/A			N/A		N/A	18	18	—	18
									498	0.3	528
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A			N/A		N/A	1	18	—	18

IT Services
Critical Start, Inc.	Common stock	N/A			N/A		N/A	17	17	—	19
Netwrix Corporation	LLC units	N/A			N/A		N/A	4	9	—	15
									26	—	34
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	186	186	0.1	186
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	186	—	—	65
									186	0.1	251
Software
Anaplan, Inc.	LP Interest	N/A			N/A		N/A	364	364	0.3	539
Cynet Security Ltd.(7)(12)	Preferred stock	N/A			N/A		N/A	9	31	—	39
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	28	28	—	41
Kaseya Inc.(16)	Preferred stock	SF +	11.75%	(g)	17.10%	Non-Cash	N/A	—	387	0.2	406
Kaseya Inc.	LP Interest	N/A			N/A		N/A	20	20	—	20
Onit, Inc.(16)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	49	—	53
Onit, Inc.	Warrant	N/A			N/A		N/A	—	7	—	7
Panzura, LLC	LLC units	N/A			N/A		N/A	1	4	—	3
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A			N/A		N/A	—	8	—	10
Zendesk, Inc.	LP units	N/A			N/A		N/A	9	91	0.1	126
									989	0.6	1,244
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A			N/A		N/A	—	62	—	55

Total equity investments									1,992	1.1	2,367

Total investments									174,960	87.0	176,098

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)					5.2%	(18)			$24,486	12.1%	$24,486
Total money market funds									24,486	12.1	24,486
Total investments and money market funds									$199,446	99.1%	$200,584

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Prime (“P”), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2023, as the loan may have priced or repriced based on an index rate prior to December 31, 2023.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of December 31, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.91% as of December 31, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.86% as of December 31, 2023.
(d) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of December 31, 2023.
(e) Denotes that all or a portion of the contract was indexed to Daily SOFR which was 5.38% as of December 31, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.35% as of December 31, 2023.
(g) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.33% as of December 31, 2023.
(h) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.16% as of December 31, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2023.
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
(6)The entire commitment was unfunded as of December 31, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, total non-qualifying assets at fair value represented 2.8% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(17)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2023.
(18)The rate shown is the annualized seven-day yield as of December 31, 2023.

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.	One stop	SF +	7.00%	(g)(i)	12.33%		02/2029	$5,394	$5,249	3.9%	$5,394
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)		02/2029	—	(1)	—	—
								5,394	5,248	3.9	5,394
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(h)(i)	10.89%		07/2029	3,574	3,544	2.5	3,431
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)		07/2029	—	(2)	—	(11)
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(i)	10.96%		07/2029	66	65	—	61
Spotless Brands, LLC	One stop	SF +	6.50%	(h)	12.00%		07/2028	761	749	0.6	754
Spotless Brands, LLC	One stop	SF +	6.50%	(h)	12.02%		07/2028	83	82	0.1	82
Spotless Brands, LLC	One stop	SF +	6.50%	(h)	11.99%		07/2028	61	61	—	61
Spotless Brands, LLC	One stop	SF +	6.50%		N/A(6)		07/2028	—	—	—	—
								4,545	4,499	3.2	4,378
Beverages
Financial Information Technologies, LLC(17)	One stop	N/A			14.00%	PIK	06/2031	1,864	1,811	1.3	1,808
Financial Information Technologies, LLC	One stop	SF +	6.50%	(h)	11.89%		06/2030	1,509	1,488	1.1	1,494
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	—	—	(1)
								3,373	3,299	2.4	3,301
Commercial Services and Supplies
Kleinfelder Intermediate, LLC	One stop	SF +	6.25%	(h)	11.66%		09/2028	8	7	—	7
Kleinfelder Intermediate, LLC	One stop	SF +	6.25%	(h)	11.66%		09/2030	470	461	0.3	461
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2030	—	(1)	—	(1)
								478	467	0.3	467
Diversified Consumer Services
COP Exterminators Acquisitions, Inc.	Senior secured	SF +	5.50%		N/A(6)		07/2029	—	—	—	—
COP Exterminators Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	11.02%		07/2029	200	198	0.1	198
COP Exterminators Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)		07/2029	—	(2)	—	(1)
DP Flores Holdings, LLC	One stop	SF +	6.25%	(i)	11.59%		09/2028	1,843	1,816	1.3	1,843
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(9)	—	—
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(i)	11.07%		06/2029	476	469	0.4	472
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(g)(h)	11.07%		06/2028	9	8	—	8
NSG Buyer, Inc.	One stop	SF +	6.50%	(g)	11.92%		11/2029	4,131	4,051	3.0	4,131
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2029	—	(7)	—	—
NSG Buyer, Inc.	One stop	SF +	6.50%		N/A(6)		11/2028	—	—	—	—
								6,659	6,523	4.8	6,651
Diversified Financial Services
Avalara, Inc.	One stop	SF +	7.25%	(h)	12.64%		10/2028	770	754	0.5	770
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)		10/2028	—	(2)	—	—
Higginbotham Insurance Agency, Inc.(5)	One stop	SF +	5.50%		N/A(6)		11/2028	—	(8)	—	(8)
								770	744	0.5	762
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF +	6.50%	(g)	11.92%		11/2028	1,582	1,542	1.1	1,582
CST Holding Company(5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(1)	—	—
								1,582	1,541	1.1	1,582
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	10.82%	05/2028	$255	$253	0.2%	$246
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	10.82%	05/2028	7	7	—	6
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	11.57%	05/2028	77	76	0.1	74
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	6.00%		N/A(6)	05/2028	—	(2)	—	(2)
Coding Solutions Acquisition, Inc.	One stop	SF +	6.00%	(h)	11.32%	05/2028	34	33	—	33
Color Intermediate, LLC	One stop	SF +	5.50%	(h)	10.99%	10/2029	731	719	0.5	709
Crow River Buyer, Inc.	One stop	SF +	7.75%	(h)	13.12%	01/2029	304	298	0.2	304
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)	01/2029	—	(1)	—	—
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)	08/2029	—	(1)	—	(1)
Neptune Holdings, Inc.	One stop	SF +	6.00%	(i)	11.50%	09/2030	1,448	1,427	1.0	1,430
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	11.14%	05/2029	262	258	0.2	241
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	11.14%	05/2028	6	5	—	4
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(1)	—	—
							3,124	3,071	2.2	3,044
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	11.64%	08/2028	1,296	1,285	0.9	1,296
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	11.64%	08/2028	20	19	—	20
							1,316	1,304	0.9	1,316
Healthcare Providers and Services
Bamboo US Bidco LLC(7)(8)	One stop	E +	6.00%	(b)	9.86%	09/2030	319	309	0.2	309
Bamboo US Bidco LLC	One stop	SF +	6.00%	(g)	11.32%	09/2030	485	470	0.4	470
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)	09/2029	—	(3)	—	(3)
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)	09/2030	—	(1)	—	(1)
Community Care Partners, LLC	One stop	SF +	6.00%	(g)	11.43%	06/2026	144	143	0.1	135
Community Care Partners, LLC	One stop	SF +	6.00%		N/A(6)	06/2026	—	—	—	—
							948	918	0.7	910
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	11.57%	08/2028	470	466	0.4	470
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)	08/2028	—	(1)	—	—
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	11.57%	08/2028	32	31	—	32
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)	11.39%	10/2028	1,431	1,415	1.0	1,431
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)	11.39%	10/2028	10	9	—	10
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)(i)	11.27%	10/2028	66	56	—	66
Health Buyer, LLC	Senior secured	SF +	5.25%	(a)(h)	10.80%	04/2029	126	125	0.1	122
Health Buyer, LLC(5)	Senior secured	SF +	5.25%		N/A(6)	04/2028	—	—	—	(1)
Health Buyer, LLC	Senior secured	SF +	5.50%		N/A(6)	04/2029	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	10.89%	04/2029	65	63	0.1	63
YE Brands Holding, LLC	One stop	SF +	5.50%		N/A(6)	10/2027	—	—	—	—
YE Brands Holding, LLC	One stop	SF +	5.75%	(g)	11.18%	10/2027	1,641	1,624	1.2	1,624
							3,841	3,788	2.8	3,817
Household Durables
Groundworks LLC	One stop	SF +	6.50%	(h)	11.81%	03/2030	458	445	0.3	458
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)	03/2030	—	(1)	—	—
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)	03/2029	—	(1)	—	—
							458	443	0.3	458
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(a)(h)	11.25%	07/2027	240	236	0.2	240
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(g)(h)	11.23%	07/2027	8	7	—	8
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)	07/2027	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.75%	(h)	11.21%	08/2029	722	710	0.5	715
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(c)	9.54%	08/2029	118	113	0.1	117
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Excelitas Technologies Corp.	One stop	SF +	5.75%	(h)	11.27%				08/2028	$39	$38	—%	$39
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1)	—	(1)
										1,127	1,103	0.8	1,118
Insurance
Captive Resources Midco, LLC(17)	One stop	SF +	5.25%	(g)	5.29%	cash/	5.78%	PIK	07/2029	4,003	3,940	2.9	4,003
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.	One stop	SF +	7.50%	(h)	12.92%				03/2029	270	264	0.2	263
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	(1)
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2026	—	(7)	—	(15)
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%	(g)(h)(i)	11.38%				07/2030	230	224	0.2	224
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	(1)
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(1)	—	(1)
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(i)	11.97%				05/2030	964	946	0.7	964
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(i)	11.97%				05/2030	321	315	0.2	321
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1)	—	—
										5,788	5,676	4.2	5,757
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	8.46%	cash/	3.63%	PIK	05/2028	207	205	0.1	205
Critical Start, Inc.	One stop	SF +	6.75%		N/A(6)				05/2028	—	—	—	—
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	8.46%	cash/	3.63%	PIK	05/2028	113	111	0.1	112
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	795	750	0.6	787
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	(1)
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	74	73	0.1	73
Netwrix Corporation	One stop	SF +	5.00%	(h)(i)	10.37%				06/2029	3,854	3,828	2.7	3,777
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(6)	—	(22)
Netwrix Corporation	One stop	SF +	5.00%	(i)	10.47%				06/2029	29	28	—	27
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	16.12%				10/2026	224	221	0.2	224
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	16.12%				10/2026	54	54	—	54
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	16.12%				10/2026	17	17	—	17
WPEngine, Inc.	One stop	SF +	6.50%	(i)	11.92%				08/2029	244	239	0.2	241
WPEngine, Inc.	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.92%				07/2027	299	299	0.2	299
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.91%				07/2027	13	13	—	13
										5,923	5,831	4.2	5,806
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	6.50%	(i)	11.93%				11/2029	4,242	4,150	3.1	4,242
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(15)	—	—
										4,242	4,134	3.1	4,242
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(h)	10.89%				05/2029	788	776	0.6	765
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(g)	11.07%				05/2029	22	21	—	20
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(i)	11.21%				05/2029	53	52	—	51
										863	849	0.6	836
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(g)	11.57%				05/2029	296	292	0.2	293
bswift, LLC	One stop	SF +	6.63%	(h)	11.91%				11/2028	329	320	0.2	329
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(h)	11.14%				10/2027	206	204	0.2	206
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%		N/A(6)				10/2027	—	—	—	—
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(i)	11.70%				10/2027	114	111	0.1	114
DISA Holdings Corp.	Senior secured	SF +	5.50%	(g)	10.83%				09/2028	226	222	0.2	226
DISA Holdings Corp.(17)	Subordinated debt	SF +	10.00%	(g)	13.33%	cash/	2.00%	PIK	03/2029	51	49	—	51
DISA Holdings Corp.	Senior secured	SF +	5.50%	(g)	10.83%				09/2028	14	13	—	14
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DISA Holdings Corp.	One stop	SF +	5.50%	(g)	10.83%				09/2028	$10	$10	—%	$10
DISA Holdings Corp.	Senior secured	SF +	5.50%	(g)	10.83%				09/2028	4	4	—	4
										1,250	1,225	0.9	1,247
Software
Anaplan, Inc.	One stop	SF +	6.50%	(g)	11.82%				06/2029	9,257	9,181	6.7	9,257
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2)	—	—
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(e)	10.19%				06/2029	624	611	0.4	593
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(e)	10.19%				06/2029	326	310	0.2	309
Arrow Buyer, Inc.	One stop	SF +	6.50%	(h)	11.89%				06/2030	1,092	1,064	0.8	1,078
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(2)	—	(3)
Coupa Holdings, LLC	One stop	SF +	7.50%	(g)	12.82%				02/2030	2,167	2,117	1.5	2,113
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(2)	—	(5)
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(8)	—	(8)
Evergreen IX Borrower 2023, LLC	One stop	SF +	6.00%	(h)	11.39%				09/2030	3,041	2,965	2.1	2,965
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.87%	(h)	7.97%	cash/	4.30%	PIK	07/2029	1,903	1,873	1.4	1,884
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	7.97%	cash/	4.30%	PIK	07/2029	1,243	1,220	0.9	1,230
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	7.97%	cash/	4.30%	PIK	07/2029	228	226	0.2	225
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1)	—	(1)
Hyland Software, Inc.	One stop	SF +	6.00%	(g)	11.32%				09/2030	7,284	7,175	5.2	7,174
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(2)
ICIMS, Inc.(17)	One stop	SF +	7.25%	(h)	8.76%	cash/	3.88%	PIK	08/2028	3,175	3,132	2.2	3,112
ICIMS, Inc.	One stop	SF +	6.75%	(h)	12.14%				08/2028	16	16	—	14
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(15)
IQN Holding Corp.	One stop	SF +	5.25%	(h)	10.67%				05/2029	806	800	0.6	790
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(3)	—	(4)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	—	—	(1)
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(d)	3.93%	cash/	7.25%	PIK	07/2028	388	380	0.3	388
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(i)	8.84%	cash/	3.50%	PIK	07/2028	189	187	0.1	189
Island Bidco AB(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Kaseya Inc.(17)	One stop	SF +	6.25%	(h)	9.12%	cash/	2.50%	PIK	06/2029	1,789	1,766	1.3	1,771
Kaseya Inc.(17)	One stop	SF +	6.25%	(g)	9.07%	cash/	2.50%	PIK	06/2029	27	26	—	26
Kaseya Inc.(17)	One stop	SF +	6.25%	(h)	9.12%	cash/	2.50%	PIK	06/2029	7	6	—	6
Panzura, LLC(17)	One stop	N/A			2.00%	cash/	13.00%	PIK	08/2027	50	44	—	44
PING Identity Holding Corp.	One stop	SF +	7.00%	(g)	12.32%				10/2029	642	633	0.5	642
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(i)	11.30%				06/2029	2,686	2,664	1.9	2,625
Quant Buyer, Inc.	One stop	SF +	6.00%	(i)	11.30%				06/2029	2,262	2,244	1.6	2,211
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(2)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(2)	—	—
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	5.50%	(e)	8.69%	cash/	2.00%	PIK	07/2029	688	657	0.5	657
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	5.50%	(f)	8.80%	cash/	2.00%	PIK	07/2029	133	132	0.1	127
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	5.50%	(e)	8.69%	cash/	2.00%	PIK	07/2029	51	48	—	48
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.25%	(g)	11.58%				08/2029	3,894	3,827	2.8	3,855
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(1)	—	(1)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(i)	11.68%				07/2028	552	540	0.4	552
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(2)	—	—
Zendesk, Inc.(17)	One stop	SF +	6.75%	(h)	8.90%	cash/	3.25%	PIK	11/2028	4,030	3,962	2.9	4,030
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(8)	—	—
										48,550	47,770	34.6	47,872
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	11.17%		08/2029	$3,762	$3,706	2.7%	$3,706
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.50%	PIK	08/2030	418	410	0.3	393
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		08/2029	—	(4)	—	(4)
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.50%	PIK	08/2030	17	16	—	16
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.50%	PIK	08/2030	97	96	0.1	91
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.50%	PIK	08/2030	18	18	—	17
PPV Intermediate Holdings, LLC(17)	One stop	N/A			14.25%	PIK	08/2030	1,389	1,349	1.0	1,348
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.63%		08/2028	38	38	—	38
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.68%		08/2028	171	170	0.1	170
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(4)	—	(4)
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(i)	14.45%		09/2029	63	58	0.1	59
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.59%		08/2028	166	165	0.1	164
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.59%		08/2028	2,542	2,521	1.8	2,516
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(h)	11.64%		08/2028	42	41	—	41
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.60%		08/2028	46	45	—	45
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(6)	—	(7)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(h)	11.64%		08/2028	131	130	0.1	130
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(h)	11.64%		08/2028	55	54	—	54
								8,955	8,803	6.3	8,773

Total debt investments								109,186	107,236	77.8	107,731

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	15	$145	0.1%	$152

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	—	44	—	50

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	50	50	—	57
HS Spa Holdings, Inc.	Common stock	N/A	N/A		N/A	33	33	—	35
NSG Buyer, Inc. (7)	LP units	N/A	N/A		N/A	—	372	0.3	362
							455	0.3	454
IT Services
Critical Start, Inc.	Common stock	N/A	N/A		N/A	17	17	—	20
Netwrix Corporation(16)	LLC units	N/A	N/A		N/A	4	9	—	15
							26	—	35
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	186	186	0.1	186
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	186	—	0.1	57
							186	0.2	243
Software
Anaplan, Inc.	LP Interest	N/A	N/A		N/A	364	364	0.4	517
Cynet Security Ltd.(7)(12)	Preferred stock	N/A	N/A		N/A	9	31	—	38
GTY Technology Holdings, Inc.	LP units	N/A	N/A		N/A	28	28	—	37
Kaseya Inc.(16)	Preferred stock	N/A	11.75%	Non-Cash	N/A	—	376	0.3	382
Kaseya Inc.	LP Interest	N/A	N/A		N/A	20	20	—	22
Onit, Inc.(16)	Preferred stock	N/A	15.00%	Non-Cash	N/A	—	46	0.1	50
Onit, Inc.	Warrant	N/A	N/A		N/A	—	7	—	7
Panzura, LLC	LLC units	N/A	N/A		N/A	1	4	—	4
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A	N/A		N/A	—	11	—	8
Zendesk, Inc.	LP units	N/A	N/A		N/A	9	91	0.1	126
							978	0.9	1,191
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	—	63	—	49

Total equity investments							1,897	1.5	2,174

Total investments							109,133	79.3	109,905

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.2%	(18)			8,682	6.3%	8,682
Total money market funds							8,682	6.3	8,682
Total investments and money market funds							$117,815	85.6%	$118,587

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

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

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 1.    Organization

Golub Capital Direct Lending Unlevered Corporation (“GDLCU” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on April 1, 2022. On April 1, 2022, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GDLCU’s common stock in private placements. In addition, for U.S. federal income tax purposes, GDLCU has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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
(In thousands, except shares and per share data)
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

Use of estimates: The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Golub Capital Direct Lending Unlevered Corporation Holdings LLC and Golub Capital Direct Lending Unlevered Corporation Holdings Coinvest, Inc., in its consolidated financial statements.

Cash and cash equivalents and foreign currencies: Cash and cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the period are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.

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
(In thousands, except shares and per share data)
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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2023 and 2022, interest income included $109 and $61, respectively, of accretion of discounts and amortization of premiums. For the three months ended December 31, 2023 and 2022, the Company received loan origination fees of $1,188 and $482, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2023 and 2022, investment income included $377 and $70, respectively, of PIK interest and the Company capitalized PIK interest of $330 and $57, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three months ended December 31, 2023 and 2022, fee income included no prepayment premiums. All other income is recorded into income when earned.

For the three months ended December 31, 2023 and 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $2,827 and $1,456, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2023 and 2022, the Company recognized PIK and non-cash dividend income of $14 and $10, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2023 and 2022, the Company received no cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2023 and 2022, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2023 and September 30, 2023, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2023 and 2022, $20 and $30, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2023. The Company's tax returns for the 2022 tax year remain subject to examination by U.S. federal and most state tax authorities.

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
(In thousands, except shares and per share data)
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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three months ended December 31, 2023 and 2022, the Company amortized $30 and $19, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of December 31, 2023 and September 30, 2023, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2023		As of September 30, 2023
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$374,964	$201,906	$374,916	$138,163

As of December 31, 2023 and September 30, 2023, the ratio of total contributed capital to total capital subscriptions was 53.8% and 36.9%, respectively, and the Company had uncalled capital commitments of $173,058 and $236,753, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLCU common stock issued for the three months ended December 31, 2023 and 2022:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the three months ended December 31, 2022
Issuance of shares	11/14/22	717,431.000	$15.00	$10,762
Shares issued for capital drawdowns		717,431.000		$10,762
Issuance of shares	11/23/22	1,664.799	$15.00	$25
Issuance of shares	12/29/22	4,782.751	15.00	72
Shares issued through DRIP		6,447.550		$97

Shares issued for the three months ended December 31, 2023
Issuance of shares	10/27/23	1,124,891.000	$15.00	$16,873
Issuance of shares	11/10/23	1,124,891.000	15.00	16,873
Issuance of shares	12/15/23	1,999,805.999	15.00	29,997
Shares issued for capital drawdowns		4,249,587.999		$63,743

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GDLCU. The Board most recently reapproved the Investment Advisory Agreement in May 2023. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.00% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. The Investment Adviser has agreed to certain waivers with respect to the base management fee for the periods following April 1, 2022, the initial closing date for the private placement of shares of the Company's common stock (the “Initial Closing”), and will irrevocably waive 100% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2022 to March 31, 2023; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2023 to March 31, 2024; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2024 to March 31, 2025.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three months ended December 31, 2023 and 2022, the base management fee incurred by the Company was $367 and $169, respectively, and the base management fee irrevocably waived by the Investment Adviser was $245 and $169, respectively.

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed ‘‘hurdle rate’’ of 1.0% quarterly. If market interest rates rise, it is possible that the Company will be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Income Incentive Fee. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee.

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
(In thousands, except shares and per share data)
•10.0% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

For the three months ended December 31, 2023 and 2022, the Income Incentive Fee incurred was $425 and $170, respectively. For the three months ended December 31, 2022, $170 of the Income Incentive Fee was irrevocably waived by the Investment Adviser in connection with the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 10.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ended December 31, 2022, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis, (B) all realized capital losses on a cumulative basis and (C) unrealized capital depreciation on a cumulative basis, less (2) all unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis from the date the Company elected to be a BDC.

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

As of December 31, 2023 and September 30, 2023, there was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to December 31, 2023.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. For the three months ended December 31, 2023, the Company accrued a capital gain incentive fee under GAAP of $22. For the three months ended December 31, 2022, the Company did not accrue a capital gain incentive fee under GAAP.

As of December 31, 2023 and September 30, 2023, there was $78 and $56, respectively, accrued for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

As of December 31, 2023 and September 30, 2023, included in accounts payable and other liabilities is $40 and $33, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $56 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both December 31, 2023 and September 30, 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301.

The Administrator and Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement, trustee fees, and fees payable pursuant to the Investment Advisory Agreement, net of the base management fee waivers described above, until the aggregate amount of such waived expense reimbursements equals $1,000 (the “Operating Expenses Reimbursement Waiver”). From the commencement of operations through March 31, 2023, the total operating expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived under the Operating Expenses Reimbursement Waiver totaled $1,000.

For the three months ended December 31, 2022, the Administrator and Investment Adviser waived the reimbursement of $195 in operating expenses.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2023 were $176. There were no expenses reimbursed to the Administrator for the three months ended December 31, 2022. As of December 31, 2023 and September 30, 2023, there was $164 and $176, respectively, included in accounts payable and other liabilities for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000. As of December 31, 2023, GGP Class B-P, LLC has an aggregate commitment of $25,011. As of December 31, 2023, the Company has issued 942,762.332 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $14,141 and has also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of December 31, 2023, permits the Company to borrow a maximum of $40,000 and expires on April 1, 2025. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of December 31, 2023 and September 30, 2023 consisted of the following:

	As of December 31, 2023			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$10,022	$9,915	$9,916	$3,826	$3,777	$3,772
One stop	165,898	162,837	163,598	105,246	103,352	103,849
Second lien	122	117	117	63	58	59
Subordinated debt	101	99	100	51	49	51
Equity	N/A	1,992	2,367	N/A	1,897	2,174
Total	$176,143	$174,960	$176,098	$109,186	$109,133	$109,905

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of December 31, 2023		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$20,374	11.6%	$14,718	13.5%
Midwest	37,899	21.7	18,444	16.9
Northeast	26,361	15.1	21,957	20.1
Southeast	25,428	14.5	18,267	16.7
Southwest	18,476	10.6	8,190	7.5
West	41,774	23.9	22,983	21.1
United Kingdom	1,763	1.0	1,757	1.6
Luxembourg	887	0.5	848	0.8
Sweden	1,420	0.8	1,389	1.3
Israel	31	0.0 *	31	0.0 *
Denmark	547	0.3	549	0.5
Total	$174,960	100.0%	$109,133	100.0%
Fair Value:
United States
Mid-Atlantic	$20,586	11.7%	$14,829	13.5%
Midwest	38,013	21.6	18,561	16.9
Northeast	26,356	15.0	22,063	20.1
Southeast	25,665	14.6	18,351	16.7
Southwest	18,515	10.5	8,222	7.5
West	42,140	23.9	23,274	21.2
United Kingdom	1,828	1.0	1,735	1.6
Luxembourg	875	0.5	836	0.7
Sweden	1,519	0.9	1,436	1.3
Israel	39	0.0 *	38	0.0 *
Denmark	562	0.3	560	0.5
Total	$176,098	100.0%	$109,905	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2023 and September 30, 2023 were as follows:

	As of December 31, 2023		As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$5,389	3.1%	$5,393	4.9%
Automobiles	7,995	4.6	4,543	4.2
Banks	706	0.4	—	—
Beverages	3,666	2.1	3,299	3.0
Commercial Services and Supplies	6,249	3.6	467	0.4
Diversified Consumer Services	16,463	9.4	6,978	6.4
Diversified Financial Services	1,854	1.0	744	0.7
Electrical Equipment	128	0.1	—	—
Electronic Equipment, Instruments and Components	1,544	0.9	1,541	1.4
Food Products	3,847	2.2	—	—
Health Care Technology	3,080	1.7	3,071	2.8
Healthcare Equipment and Supplies	3,253	1.8	1,304	1.2
Healthcare Providers and Services	925	0.5	918	0.8
Hotels, Restaurants and Leisure	4,674	2.7	3,788	3.5
Household Durables	476	0.3	443	0.4
Industrial Conglomerates	1,250	0.7	1,103	1.0
Insurance	10,053	5.7	5,676	5.2
IT Services	5,950	3.4	5,857	5.4
Life Sciences Tools & Services	4,315	2.5	4,320	4.0
Machinery	4,348	2.5	—	—
Oil, Gas and Consumable Fuels	2,894	1.6	—	—
Pharmaceuticals	887	0.5	849	0.8
Professional Services	1,331	0.8	1,225	1.1
Software	66,236	37.9	48,748	44.7
Specialty Retail	17,447	10.0	8,866	8.1
Total	$174,960	100.0%	$109,133	100.0%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2023		As of September 30, 2023
Fair Value:
Aerospace and Defense	$5,538	3.1%	$5,546	5.1%
Automobiles	7,932	4.5	4,428	4.0
Banks	706	0.4	—	—
Beverages	3,736	2.1	3,301	3.0
Commercial Services and Supplies	6,223	3.5	467	0.4
Diversified Consumer Services	16,678	9.5	7,105	6.5
Diversified Financial Services	1,881	1.1	762	0.7
Electrical Equipment	128	0.1	—	—
Electronic Equipment, Instruments and Components	1,583	0.9	1,582	1.4
Food Products	3,866	2.2	—	—
Health Care Technology	3,095	1.7	3,044	2.8
Healthcare Equipment and Supplies	3,246	1.8	1,316	1.2
Healthcare Providers and Services	929	0.5	910	0.8
Hotels, Restaurants and Leisure	4,706	2.7	3,817	3.5
Household Durables	491	0.3	458	0.4
Industrial Conglomerates	1,262	0.7	1,118	1.0
Insurance	10,146	5.8	5,757	5.3
IT Services	5,971	3.4	5,841	5.3
Life Sciences Tools & Services	4,482	2.5	4,485	4.1
Machinery	4,348	2.5	—	—
Oil, Gas and Consumable Fuels	2,893	1.6	—	—
Pharmaceuticals	875	0.5	836	0.8
Professional Services	1,356	0.8	1,247	1.1
Software	66,657	37.9	49,063	44.6
Specialty Retail	17,370	9.9	8,822	8.0
Total	$176,098	100.0%	$109,905	100.0%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6.    Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

The outstanding forward currency contracts as of December 31, 2023 and September 30, 2023 were as follows:

As of December 31, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(62)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	—	(65)
						$—	$(127)

As of September 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£1,125	GBP	$1,247	USD	10/13/2023	$—	$(126)
Macquarie Bank Limited	€1,150	EUR	$1,148	USD	10/13/2023	—	(68)
						$—	$(194)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2023 and September 30, 2023.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(127)	$(127)	$127	$—

As of September 30, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(194)	$(194)	$194	$—

(1)The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the three months ended December 31, 2023 and 2022 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2023	2022
Foreign exchange	$(211)	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2023	2022
Foreign exchange	$67	$(212)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2023 and 2022:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2023	2022
Forward currency contracts	$3,414	$2,135

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
(In thousands, except shares and per share data)
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2023 and 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2023 and September 30, 2023 were valued using Level 3 inputs. As of both December 31, 2023 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2023 and September 30, 2023:

As of December 31, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$173,731	$173,731
Equity investments(1)	—	—	2,367	2,367
Money market funds(1)(2)	24,486	—	—	24,486
Total assets, at fair value:	$24,486	$—	$176,098	$200,584
Liabilities, at fair value:
Forward currency contracts	$—	$127	$—	$127
Total liabilities, at fair value:	$—	$127	$—	$127

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$107,731	$107,731
Equity investments(1)	—	—	2,174	2,174
Money market funds(1)(2)	8,682	—	—	$8,682
Total assets, at fair value:	$8,682	$—	$109,905	$118,587
Liabilities, at fair value:
Forward currency contracts	$—	$194	$—	$194
Total liabilities, at fair value:	$—	$194	$—	$194

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2023 and 2022, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2023 and 2022 was $362 and $58, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2023 and 2022:

	For the three months ended December 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$107,731	$2,174	$109,905
Net change in unrealized appreciation (depreciation) on investments	124	98	222
Net translation of investments in foreign currencies	145	—	145
Realized gain (loss) on investments	—	(3)	(3)
Fundings of (proceeds from) revolving loans, net	64	—	64
Fundings of investments	65,412	84	65,496
PIK interest and non-cash dividends	330	14	344
Proceeds from principal payments and sales of portfolio investments	(184)	—	(184)
Accretion of discounts and amortization of premiums	109	—	109
Fair value, end of period	$173,731	$2,367	$176,098

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	For the three months ended December 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$52,962	$1,028	$53,990
Net change in unrealized appreciation (depreciation) on investments	(155)	(13)	(168)
Net translation of investments in foreign currencies	211	—	211
Fundings of (proceeds from) revolving loans, net	39	—	39
Fundings of investments	21,193	670	21,863
PIK interest and non-cash dividends	57	10	67
Proceeds from principal payments and sales of portfolio investments	(1,340)	(20)	(1,360)
Accretion of discounts and amortization of premiums	61	—	61
Fair value, end of period	$73,028	$1,675	$74,703

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2023 and September 30, 2023:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$9,916	Yield analysis	Market interest rate	9.3% - 10.5% (9.7%)
		Market comparable companies	EBITDA multiples	6.1x - 16.0x (8.3x)
One stop loans(2)	$163,598	Yield analysis	Market interest rate	8.0% - 20.0% (10.5%)
		Market comparable companies	EBITDA multiples	8.5x - 34.0x (17.0x)
		Market comparable companies	Revenue multiples	5.0x - 27.0x (10.9x)
Subordinated debt and second lien loans	$217	Yield analysis	Market interest rate	13.5% - 14.3% (13.8%)
		Market comparable companies	EBITDA multiples	9.5x - 23.8x (14.1x)
Equity(3)	$2,367	Market comparable companies	EBITDA multiples	12.0x - 24.0x (18.4x)
			Revenue multiples	5.0x - 16.5x (13.8x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $123,951 and $39,647 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $1,530 and $837 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$3,772	Yield analysis	Market interest rate	9.0% - 10.0% (9.9%)
		Market comparable companies	EBITDA multiples	8.5x - 16.1x (11.5x)
One stop loans(2)	$103,849	Yield analysis	Market interest rate	7.5% - 19.8% (10.3%)
		Market comparable companies	EBITDA multiples	9.5x - 34.0x (18.6x)
		Market comparable companies	Revenue multiples	5.5x - 27x (11.8x)
Subordinated debt and second lien loans	$110	Yield analysis	Market interest rate	13.0% - 13.5% (13.2%)
		Market comparable companies	EBITDA multiples	9.5x - 11.5x (10.6x)
Equity(3)	$2,174	Market comparable companies	EBITDA multiples	11.5x - 26.0x (19.3x)
			Revenue multiples	5.5x - 16.5x (13.7x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $72,978 and $30,871 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $1,368 and $806 of equity investments using EBITDA and revenue multiples, respectively.

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

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2023 and September 30, 2023, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2023 and September 30, 2023, the Company was permitted to borrow up to $40,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 1, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2023 was 5.2%. For the three months ended December 31, 2023 and 2022, the Company had no borrowings and made no repayments on the Adviser Revolver. As of December 31, 2023 and September 30, 2023, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9. Commitments and Contingencies

Commitments: As of December 31, 2023, the Company had outstanding commitments to fund investments totaling $37,770, including $10,598 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $16,132, including $3,472 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6. Forward Currency Contracts for outstanding forward currency contracts as of December 31, 2023 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2023	2022
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(0.35)	(0.30)
Net investment income - after tax	0.34	0.34
Net realized gain (loss) on investment transactions	(0.02)	0.00 ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.03	(0.04)
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	2.35%	2.03%
Number of common shares outstanding	13,486,861.608	5,295,704.904

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022
Ratio of net investment income - after tax to average net assets*(5)	9.15%	9.10%
Ratio of total expenses to average net assets*(5)	1.86%	2.22%
Ratio of management fee waiver to average net assets*	(0.59)%	(0.90)%
Ratio of incentive fee waiver to average net assets(5)	—%	(0.23)%
Ratio of operating expense waiver to average net assets*	—%	(0.26)%
Ratio of incentive fees to average net assets(5)	0.27%	0.23%
Ratio of excise tax to average net assets(5)	0.01%	0.04%
Ratio of net expenses to average net assets*(5)	1.27%	0.83%
Ratio of total expenses (without incentive fees) to average net assets*(5)	0.99%	1.99%
Total return based on average net asset value(6)	2.44%	2.08%
Total return based on average net asset value - annualized(6)	9.69%	8.24%
Net assets at end of period	$202,302	$79,436
Average debt outstanding	$—	$—
Average debt outstanding per share	$—	$—
Portfolio Turnover*	0.51%	7.90%
Asset coverage ratio(7)	N/A	N/A
Asset coverage ratio per unit(8)	N/A	N/A
Average market value per unit(9):
Adviser Revolver	N/A	N/A

*    Annualized for periods less than one year, unless otherwise noted.
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
(5)Incentive fees and excise tax are not annualized in the calculation.
(6)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of December 31, 2023 and December 31, 2022.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of December 31, 2023 and December 31, 2022.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022
Earnings available to stockholders	$4,024	$1,537
Basic and diluted weighted average shares outstanding	11,049,598	4,947,000
Basic and diluted earnings per share	$0.36	$0.31

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2023
08/03/2023	10/20/2023	12/28/2023	9,237,273.609	$0.1143	$1,056
11/17/2023	11/20/2023	12/28/2023	11,487,055.609	0.1247	1,432
11/17/2023	12/15/2023	02/21/2024	13,486,861.608	0.1139	1,536
Total dividends declared for the three months ended December 31, 2023					$4,024

For the three months ended December 31, 2022
08/05/2022	10/18/2022	12/29/2022	4,571,826.354	$0.0980	$447
11/18/2022	11/21/2022	12/29/2022	5,289,257.354	0.0964	510
11/18/2022	12/15/2022	03/01/2023	5,290,922.153	0.1096	580
Total dividends declared for the three months ended December 31, 2022					$1,537

There were no distributions reinvested during the three months ended December 31, 2023. The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2022:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the three months ended December 31, 2022
November 23, 2022	1,664.799	$15.00	$25
December 29, 2022	4,782.751	15.00	72
	6,447.550		$97

Note 13. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On November 17, 2023 and February 2, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Record Date	Payment Date	Amount Per Share
January 19, 2024	March 20, 2024
In an amount (if positive) such that the net asset value of the Company as of January 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period January 1, 2024 through January 31, 2024 and the payment of this distribution is $15.00 per share.

February 26, 2024	May 22, 2024
In an amount (if positive) such that the net asset value of the Company as of February 29, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2024 through February 29, 2024 and the payment of this distribution is $15.00 per share.

March 15, 2024	May 22, 2024
In an amount (if positive) such that the net asset value of the Company as of March 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2024 through March 31, 2024 and the payment of this distribution is $15.00 per share.

April 19, 2024	June 19, 2024
In an amount (if positive) such that the net asset value of the Company as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $15.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and “GDLCU” refer to Golub Capital Direct Lending Unlevered Corporation and its consolidated subsidiaries.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2023.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $65.0 billion in capital under management as of January 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2023. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator,, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of December 31, 2023 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of December 31, 2023		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$9,916	5.6%	$3,772	3.4%
One stop	163,598	92.9	103,849	94.5
Second lien	117	0.1	59	0.1
Subordinated debt	100	0.1	51	0.0 *
Equity	2,367	1.3	2,174	2.0
Total	$176,098	100.0%	$109,905	100.0%

* Represents an amount less than 0.1%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2023 and September 30, 2023, one stop loans included $39.6 million and $30.9 million, respectively, of recurring revenue loans at fair value.

As of December 31, 2023 and September 30, 2023, we had debt and equity investments in 88 and 66 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the annualized total return based on our average net asset value, in each case, and our net investment income - return on equity for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Weighted average income yield(1)*	12.7%	12.6%	10.2%
Weighted average investment income yield(2)*	13.0%	12.9%	10.5%
Total return based on average net asset value(3)*	9.7%	9.9%	8.2%
Net investment income - return on equity(4)*	9.2%	8.9%	9.1%

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

As of December 31, 2023, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 9.3% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the three months ended December 31, 2023 and 2022, GDLCU earned a fiscal year-to-date IRR of 15.4% and 10.5%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On November 17, 2023 and February 2, 2024, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 19, 2024	March 20, 2024
In an amount (if positive) such that our net asset value as of January 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period January 1, 2024 through January 31, 2024 and the payment of this distribution is $15.00 per share.

February 26, 2024	May 22, 2024
In an amount (if positive) such that our net asset value as of February 29, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2024 through February 29, 2024 and the payment of this distribution is $15.00 per share.

March 15, 2024	May 22, 2024
In an amount (if positive) such that our net asset value as of March 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2024 through March 31, 2024 and the payment of this distribution is $15.00 per share.

April 19, 2024	June 19, 2024
In an amount (if positive) such that our net asset value as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022 are as follows:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs. September 30, 2023	December 31, 2023 vs. December 31, 2022
	(In thousands)
Interest income	$4,167	$2,683	$1,582	$1,484	$2,585
Payment-in-kind interest income	377	300	70	77	307
Accretion of discounts and amortization of premiums	109	72	61	37	48
Non-cash dividend income	14	13	10	1	4
Dividend income	—	4	—	(4)	—
Fee income	13	7	4	6	9
Total investment income	4,680	3,079	1,727	1,601	2,953
Net expenses	860	609	—	251	860
Net investment income - before tax	3,820	2,470	1,727	1,350	2,093
Excise tax	20	—	30	20	(10)
Net investment income - after tax	3,800	2,470	1,697	1,330	2,103
Net realized gain (loss) on investment transactions	(210)	6	9	(216)	(219)
Net change in unrealized appreciation (depreciation) on investment transactions	434	282	(169)	152	603
Net increase in net assets resulting from operations	$4,024	$2,758	$1,537	$1,266	$2,487
Average earning debt investments, at fair value	$142,904	$93,889	$64,723	$49,015	$78,181
Average earning preferred equity investments, at fair value	$432	$410	$351	$22	$81

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

Investment Income

Investment income increased from the three months ended September 30, 2023 to the three months ended December 31, 2023 by $1.6 million, primarily due to an increase in interest and payment-in-kind (“PIK”) income due to an increase in the average earning debt investments balance of $49.0 million.

Investment income increased from the three months ended December 31, 2022 to the three months ended December 31, 2023 by $3.0 million, primarily due to an increase in interest and PIK income due to an increase in the average earning debt investments balance of $78.2 million coupled with rising SOFR interest base rates.

The annualized income yield by debt security type for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022 are as follows:

	Three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Senior secured	11.2%	12.1%	9.9%
One stop	12.2%	12.1%	10.1%
Second lien	17.0%	17.7%	—%
Subordinated debt	14.8%	15.5%	14.2%

Income yields on senior secured loans decreased for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023 primarily due to decreased spreads on new originations during the first quarter of the 2024 fiscal year. Income yields on one stop loans increased for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023 primarily due to the lagging basis of rising SOFR rates on the portfolio during the first quarter of 2024 fiscal year. Income yields on senior secured and one stop loans increased for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily due to rising SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 93.5% of our loan portfolio at fair value is subject to an interest rate floor. As of December 31, 2023 and September 30, 2023, the weighted average base rate floor of our loans was 0.76% and 0.74%, respectively.

As of December 31, 2023, we have second lien investments in one portfolio company and subordinated debt investments in two portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs. September 30, 2023	December 31, 2023 vs. December 31, 2022
	(In thousands)
Base management fee, net of waiver	$122	$83	$—	$39	$122
Income incentive fee, net of waiver	425	277	—	148	425
Capital gain incentive fee accrued under GAAP	22	29	—	(7)	22
Professional fees	193	149	157	44	36
Administrative service fee	40	34	16	6	24
General and administrative expenses	58	37	22	21	36
Operating expenses reimbursement waived	—	—	(195)	—	195
Net expenses	$860	$609	$—	$251	$860

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average adjusted gross assets for the three months ended September 30, 2023 to the three months ended December 31, 2023.

The base management fee, net of waiver, primarily increased due to certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares in our common stock where GC Advisors agreed to waive 100% of the base management fee for the three months ended December 31, 2022 and 66.7% of the base management fee for the three months ended December 31, 2023.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $0.1 million from the three months ended September 30, 2023 to the three months ended December 31, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4. Related Party Transactions to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth and the impact of rising SOFR rates. The Income Incentive Fee increased by $0.4 million from the three months ended December 31, 2022 to the three months ended December 31, 2023 primarily as a result of a $0.2 million Income Incentive Fee waiver during the three months ended December 31, 2022 in connection with the Operating Expenses Reimbursement Waiver (as described in Note 4. Related Party Transactions to our consolidated financial statements) coupled with an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising SOFR rates and an increase in accretion income. For each of the three months ended December 31, 2023, September 30, 2023 and December 31, 2022, we were fully through the catch up and the Income Incentive Fee was equal to 10% of Pre-Incentive Fee Net Investment Income.

As of December 31, 2023 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. We recorded an accrual for a capital gain incentive fee under GAAP of less than $0.1 million for both the three months ended December 31, 2023 and September 30, 2023, which was primarily the result of unrealized appreciation on the investment portfolio. We did not record an accrual of capital gain incentive fee under GAAP for the three months ended December 31, 2022. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2023 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.1 million from the three months ended September 30, 2023 to the three months ended December 31, 2023 primarily due to increased professional fees and administrative expenses associated with servicing a growing portfolio.

In total, professional fees, the administrative service fee, and general and administrative expenses, net of the operating expense waiver, increased by $0.3 million from the three months ended December 31, 2022 to the three months ended December 31, 2023 primarily due to $0.2 million of expense reimbursements waived during the three months ended December 31, 2022 in connection with the Operating Expenses Reimbursement Waiver (as described in Note 4. Related Party Transactions to our consolidated financial statements). In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2023 and September 30, 2023 were $0.2 million and $0.1 million, respectively.

As of both December 31, 2023 and September 30, 2023, included in accounts payable and other liabilities were $0.2 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs. September 30, 2023	December 31, 2023 vs. December 31, 2022
	(In thousands)
Net realized gain (loss) from investments	$(3)	$7	$—	$(10)	$7
Net realized gain (loss) from foreign currency transactions	4	(1)	9	5	(5)
Net realized gain (loss) from forward currency contracts	(211)	—	—	(211)	(211)
Net realized gain (loss) from investment transactions	$(210)	$6	$9	$(216)	$(209)
Unrealized appreciation from investments	$447	$460	214	$(13)	233
Unrealized (depreciation) from investments	(225)	(164)	(382)	(61)	157
Unrealized appreciation (depreciation) from forward currency contracts	67	96	(212)	(29)	279
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	145	(110)	211	255	(66)
Net change in unrealized appreciation (depreciation) on investment transactions	$434	$282	$(169)	$152	$603
During the three months ended December 31, 2023, we had a net realized loss of $0.2 million, primarily driven by the realized losses on the settlement of forward currency contracts. During the three months ended September 30, 2023, we had a net realized gain of an amount less than $0.1 million, primarily driven by a realized gain recognized on the partial redemption of an equity investment in a portfolio company. During the three months ended December 31, 2022, we had a net realized gain of in an amount less than $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.
For the three months ended December 31, 2023, we had $0.4 million in unrealized appreciation on 38 portfolio company investments, which was offset by $0.2 million in unrealized depreciation on 63 portfolio company investments. For the three months ended September 30, 2023, we had $0.5 million in unrealized appreciation on 29 portfolio company investments, which was offset by $0.2 million in unrealized depreciation on 48 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2023 and September 30, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended December 31, 2023 and September 30, 2023 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the three months ended December 31, 2022, we had $0.2 million in unrealized appreciation on 21 portfolio company investments, which was offset by $0.4 million in unrealized depreciation on 28 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2022 primarily resulted from an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended December 31, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first quarter of the 2023 fiscal year and the amortization of discounts during the quarter on recently originated loans.

Liquidity and Capital Resources

For the three months ended December 31, 2023, we experienced a net decrease in cash and cash equivalents and foreign currencies of $4.4 million. During the period, we used $63.7 million in operating activities, primarily as a result of fundings of portfolio investments of $65.5 million, partially offset by proceeds from principal payments and sales of portfolio investments of $0.2 million. During the same period, cash provided by financing activities was $59.3 million, primarily as a result of proceeds from the issuance of common shares of $63.7 million, offset by distributions paid of $4.4 million.

For the three months ended December 31, 2022, we experienced a net decrease in cash and foreign currencies of $9.8 million. During the period, we used $19.3 million in operating activities, primarily as a result of fundings of portfolio investments of $21.9 million, partially offset by proceeds from principal payments and sales of portfolio investments of $1.4 million. During the same period, cash provided by financing activities was $9.6 million, primarily as a result of proceeds from the issuance of common shares of $10.8 million, offset by distributions paid of $1.2 million.

As of December 31, 2023 and September 30, 2023, we had $25.9 million and $30.1 million, respectively, of cash and cash equivalents and $0.1 million and $0.3 million, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of December 31, 2023 and September 30, 2023, we had investor capital subscriptions totaling $375.0 million and $374.9 million, respectively, of which $201.9 million and $138.2 million, respectively, had been called and contributed, leaving $173.1 million and $236.8 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facility

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of December 31, 2023 and September 30, 2023, we were permitted to borrow up to $40.0 million at any one time outstanding under the Adviser Revolver. As of December 31, 2023 and September 30, 2023, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of December 31, 2023, we did not have any outstanding borrowings.

As of December 31, 2023, we had outstanding commitments to fund investments totaling $37.8 million, including $10.6 million of unfunded commitments on revolvers. As of September 30, 2023, we had outstanding commitments to fund investments totaling $16.1 million, including $3.5 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2023 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of December 31, 2023. As of December 31, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6. Forward Currency Contracts of our consolidated financial statements for outstanding forward currency contracts as of December 31, 2023 and September 30, 2023.

Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring our investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2023 and September 30, 2023, we had investments in 88 and 66 portfolio companies, respectively, with a total fair value of $176.1 million and $109.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended
	December 31, 2023		September 30, 2023		December 31, 2022
	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage
Senior secured	$6,187	7.0%	$852	3.9%	$93	0.4%
One stop	82,066	92.8	20,849	95.0	21,680	96.5
Second lien	—	—	250	1.1	—	—
Subordinated debt	50	0.1	—	—	50	0.2
Equity	85	0.1	4	0.0 *	649	2.9
Total new investment commitments	$88,388	100.0%	$21,955	100.0%	$22,472	100.0%

*	Represents an amount less than 0.1%
For the three months ended December 31, 2023 we had approximately $0.2 million in proceeds from principal payments and sales of portfolio investments.

For the three months ended December 31, 2022, we had approximately $1.4 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2023(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$10,022	$9,915	$9,916	$3,826	$3,777	$3,772
One stop	165,898	162,837	163,598	105,246	103,352	103,849
Second lien	122	117	117	63	58	59
Subordinated debt	101	99	100	51	49	51
Equity	N/A	1,992	2,367	N/A	1,897	2,174
Total	$176,143	$174,960	$176,098	$109,186	$109,133	$109,905

(1)As of December 31, 2023, $27.7 million and $27.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.

(2)As of September 30, 2023, $22.5 million and $22.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of both December 31, 2023 and September 30, 2023, we had no loans on non-accrual status. As of December 31, 2023 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 98.6% and 98.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Weighted average rate of new investment fundings	11.2%	11.6%	10.9%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.9%	6.0%	6.5%
Weighted average fees of new investment fundings	1.3%	1.6%	1.6%
Weighted average rate of sales and payoffs of portfolio investments	11.7%	12.0%	9.1%

As of December 31, 2023, 93.5% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 95.8% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of December 31, 2023 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $89.5 million and $96.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$—	—%	$—	—%
4	175,963	99.9	109,525	99.7
3	135	0.1	380	0.3
2	—	—	—	—
1	—	—	—	—
Total	$176,098	100.0%	$109,905	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of December 31, 2023 and September 30, 2023:

	Weighted Average Price[1]
Category	As of December 31, 2023	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.6%	98.7%
Internal Performance Rating 3 (Performing Below Expectations)	94.4	92.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	98.6%	98.7%

(1)Includes only debt investments held as of December 31, 2023 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•GC Advisors and the Administrator have agreed to irrevocably waive (1) reimbursement of all expenses pursuant to the Investment Advisory Agreement or Administration Agreement, as applicable, and (2) in the case of GC Advisors, fees payable pursuant to the Investment Advisory Agreement, net of the Base Management Fee Waivers until the aggregate amount of such waived fees and expense reimbursements equals $1.0 million. From the commencement of operations through March 31, 2023, the total expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived totaled $1.0 million.
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

•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us for $25.0 million. As of December 31, 2023, we have issued 942,762.332 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $14.1 million, and have also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2023 and September 30, 2023 were valued using Level 3 inputs. As of both December 31, 2023 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs or LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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
Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of December 31, 2023 and September 30, 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three months ended December 31, 2023 and 2022, we recorded an amount less than $0.1 million for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2023 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.76% and 0.74%, respectively. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
(In thousands)
Down 200 basis points	$(3,439)
Down 150 basis points	(2,580)
Down 100 basis points	(1,720)
Down 50 basis points	(860)
Up 50 basis points	860
Up 100 basis points	1,720
Up 150 basis points	2,580
Up 200 basis points	3,439

(1)Assumes applicable three-month base rate as of December 31, 2023, with the exception of SONIA and Prime that utilize the December 31, 2023 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Unlevered Corporation

Date: February 14, 2024	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)