Form 10-Q
period 2024-03-31
Golub Capital Direct Lending Unlevered Corp
filed 2024-05-14
CIK 1901606

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of May 14, 2024, the Registrant had 15,746,775.141 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2024	September 30, 2023
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $202,989 and $109,133, respectively)	$205,430	$109,905
Cash and cash equivalents	17,337	30,059
Foreign currencies (cost of $130 and $352, respectively)	115	337
Cash collateral for forward currency contracts	350	350
Interest receivable	1,542	918
Deferred offering costs	117	176
Other assets	491	151
Total Assets	$225,382	$141,896
Liabilities
Unrealized depreciation on forward currency contracts	$64	$194
Distributions payable	4,614	1,956
Payable for investments purchased	—	319
Management and incentive fees payable	932	417
Accrued trustee fees	45	26
Accounts payable and other liabilities	551	425
Total Liabilities	6,206	3,337
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 14,611,752.608 and 9,237,273.609 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	14	9
Paid in capital in excess of par	219,035	138,423
Distributable earnings	127	127
Total Net Assets	219,176	138,559
Total Liabilities and Total Net Assets	$225,382	$141,896
Number of common shares outstanding	14,611,752.608	9,237,273.609
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Investment income
Interest income	$5,638	$2,046	$9,914	$3,689
Payment-in-kind interest income	351	159	728	229
Dividend income	19	12	33	22
Fee income	21	5	34	9
Total investment income	6,029	2,222	10,709	3,949
Expenses
Base management fee	482	194	849	363
Incentive fee	693	196	1,140	366
Professional fees	212	204	405	361
Administrative service fee	58	24	98	40
General and administrative expenses	25	22	83	44
Total expenses	1,470	640	2,575	1,174
Base management fee waived (Note 4)	(321)	(194)	(566)	(363)
Incentive fee waived (Note 4)	—	(149)	—	(319)
Operating expenses reimbursement waived (Note 4)	—	—	—	(195)
Net expenses	1,149	297	2,009	297
Net investment income - before tax	4,880	1,925	8,700	3,652
Excise tax	8	10	28	40
Net investment income - after tax	4,872	1,915	8,672	3,612
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	—	(3)	—
Forward currency contracts	—	—	(211)	—
Foreign currency transactions	3	(1)	7	8
Net realized gain (loss) on investment transactions	3	(1)	(207)	8
Net change in unrealized appreciation (depreciation) from:
Investments	1,359	459	1,581	291
Forward currency contracts	63	(38)	130	(250)
Translation of assets and liabilities in foreign currencies	(58)	47	87	258
Net change in unrealized appreciation (depreciation) on investment transactions	1,364	468	1,798	299
Net gain (loss) on investment transactions	1,367	467	1,591	307
Net increase (decrease) in net assets resulting from operations	$6,239	$2,382	$10,263	$3,919
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$0.46	$0.41	$0.83	$0.72
Basic and diluted weighted average common shares outstanding (Note 11)	13,659,922	5,860,405	12,347,628	5,398,684

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	4,571,826.354	$4	$68,573	$—	$68,577
Issuance of common stock	1,674,005.667	2	25,108	—	25,110
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	3,612	3,612
Net realized gain (loss) on investment transactions	—	—	—	8	8
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	299	299
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	12,821.032	—	193	—	193
Distributions from distributable earnings (losses)	—	—	—	(3,919)	(3,919)
Total increase (decrease) for the six months ended March 31, 2023	1,686,826.699	2	25,301	—	25,303
Balance at March 31, 2023	6,258,653.053	$6	$93,874	$—	$93,880
Balance at December 31, 2022	5,295,704.904	$5	$79,431	$—	$79,436
Issuance of common stock	956,574.667	1	14,347	—	14,348
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	1,915	1,915
Net realized gain (loss) on investment transactions	—	—	—	(1)	(1)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	468	468
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	6,373.482	—	96	—	96
Distributions from distributable earnings (losses)	—	—	—	(2,382)	(2,382)
Total increase (decrease) for the three months ended March 31, 2023	962,948.149	1	14,443	—	14,444
Balance at March 31, 2023	6,258,653.053	$6	$93,874	$—	$93,880
Balance at September 30, 2023	9,237,273.609	$9	$138,423	$127	$138,559
Issuance of common stock	5,374,478.999	5	80,612	—	80,617
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	8,672	8,672
Net realized gain (loss) on investment transactions	—	—	—	(207)	(207)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,798	1,798
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(5,649)	(5,649)
Distributions declared and payable	—	—	—	(4,614)	(4,614)
Total increase (decrease) for the six months ended March 31, 2024	5,374,478.999	5	80,612	—	80,617
Balance at March 31, 2024	14,611,752.608	$14	$219,035	$127	$219,176
Balance at December 31, 2023	13,486,861.608	$13	$202,162	$127	$202,302
Issuance of common stock	1,124,891.000	1	16,873	—	16,874
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	4,872	4,872
Net realized gain (loss) on investment transactions	—	—	—	3	3
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,364	1,364
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(1,625)	(1,625)
Distributions declared and payable	—	—	—	(4,614)	(4,614)
Total increase (decrease) for the three months ended March 31, 2024	1,124,891.000	1	16,873	—	16,874
Balance at March 31, 2024	14,611,752.608	$14	$219,035	$127	$219,176

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$10,263	$3,919
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts and amortization of premiums	(266)	(118)
Net realized (gain) loss on investments	3	—
Net realized (gain) loss on forward currency contracts	211	—
Net realized (gain) loss on foreign currency transactions	(7)	(8)
Net change in unrealized (appreciation) depreciation on investments	(1,581)	(291)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(130)	250
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(87)	(258)
Proceeds from (fundings of) revolving loans, net	(74)	(26)
Fundings of investments	(93,808)	(31,503)
Proceeds from principal payments and sales of portfolio investments	1,098	1,485
Funding of settlements of forward currency contracts	(211)	—
Payment-in-kind interest capitalized	(773)	(222)
Non-cash dividends capitalized	(33)	(22)
Changes in operating assets and liabilities:
Cash collateral for forward currency contracts	—	(300)
Interest receivable	(624)	(137)
Other assets	(340)	2
Payable for investments purchased	(319)	—
Management and incentive fees payable	515	47
Accrued trustee fees	19	71
Accounts payable and other liabilities	126	286
Net cash provided by (used in) operating activities	(86,018)	(26,825)
Cash flows from financing activities
Deferred offering costs	59	(58)
Proceeds from issuance of common shares	80,617	25,110
Distributions paid	(7,605)	(2,362)
Net cash provided by (used in) financing activities	73,071	22,690
Net change in cash and cash equivalents and foreign currencies	(12,947)	(4,135)
Effect of foreign currency exchange rates	3	8
Cash and cash equivalents and foreign currencies, beginning of period	30,396	14,629
Cash and cash equivalents and foreign currencies, end of period	$17,452	$10,502
Supplemental disclosure of cash flow information:
Distributions declared for the period	$10,263	$3,919
Supplemental disclosure of non-cash financing activity:
Stock issued in connection with dividend reinvestment plan	$—	$193
Change in distributions payable	2,658	1,364
The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2024	September 30, 2023
Cash and cash equivalents	$17,337	$30,059
Foreign currencies (cost of $130 and $352, respectively)	115	337
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$17,452	$30,396
See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.	One stop	SF +	7.00%	(f)(g)	12.32%		02/2029	$5,367	$5,236	2.5%	$5,367
PPW Aero Buyer, Inc.	One stop	P +	6.00%	(a)(f)	13.59%		02/2029	24	23	—	24
								5,391	5,259	2.5	5,391
Auto Components
Collision SP Subco, LLC	One stop	SF +	5.50%	(g)	10.82%		01/2030	1,709	1,676	0.8	1,675
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)	10.74%		01/2030	47	37	—	27
Collision SP Subco, LLC	One stop	SF +	5.50%	(g)	10.82%		01/2030	42	37	—	36
								1,798	1,750	0.8	1,738
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(f)(h)	10.84%		07/2029	3,822	3,793	1.7	3,708
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(h)	10.73%		07/2029	66	65	—	62
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)		07/2029	—	(14)	—	(15)
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.97%		07/2028	758	745	0.4	758
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.96%		07/2028	82	82	—	82
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.96%		07/2028	61	61	—	61
Spotless Brands, LLC	One stop	SF +	6.50%		N/A(6)		07/2028	—	—	—	—
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(g)	11.30%		12/2029	3,291	3,260	1.5	3,291
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(8)	—	—
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(16)	—	—
								8,080	7,968	3.6	7,947
Banks
OSP Hamilton Purchaser, LLC	One stop	SF +	5.50%	(f)	10.92%		12/2029	719	713	0.3	719
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(6)	—	—
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(1)	—	—
								719	706	0.3	719
Beverages
Financial Information Technologies, LLC(17)	One stop	N/A			14.00%	PIK	06/2031	1,998	1,949	0.9	1,998
Financial Information Technologies, LLC	One stop	SF +	6.50%	(g)	11.80%		06/2030	1,502	1,482	0.7	1,532
Financial Information Technologies, LLC	One stop	SF +	5.50%	(g)	10.80%		06/2030	309	307	0.2	309
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)		06/2030	—	(5)	—	—
Financial Information Technologies, LLC	One stop	SF +	6.50%		N/A(6)		06/2030	—	—	—	—
								3,809	3,733	1.8	3,839
Capital Markets
BlueMatrix Holdings, LLC	One stop	SF +	5.25%	(g)	10.55%		01/2031	2,605	2,583	1.2	2,582
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(4)	—	(4)
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(7)	—	(8)
								2,605	2,572	1.2	2,570
Commercial Services and Supplies
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(g)	11.31%		10/2029	3,845	3,773	1.8	3,845
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(g)	11.31%		10/2029	104	100	—	104
BradyIFS Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)		10/2029	—	(7)	—	—
Encore Holdings, LLC	One stop	SF +	5.25%	(f)(g)	10.65%		11/2028	2,780	2,728	1.3	2,765
Encore Holdings, LLC	One stop	SF +	5.25%	(g)	10.65%		11/2028	590	579	0.3	587
Encore Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)		11/2028	—	(11)	—	(22)
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(g)	10.81%		01/2031	3,289	3,257	1.5	3,289
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(g)	10.82%				01/2031	$277	$267	0.1%	$277
FR Vision Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				01/2030	—	(3)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	6.25%	(f)	11.58%				09/2030	468	459	0.2	468
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2030	—	(1)	—	—
										11,353	11,140	5.2	11,313
Diversified Consumer Services
Apex Service Partners, LLC(17)	One stop	SF +	7.00%	(g)	10.32%	cash/	2.00%	PIK	10/2030	4,553	4,488	2.1	4,553
Apex Service Partners, LLC(17)	One stop	SF +	7.00%	(g)	12.33%				10/2030	594	580	0.3	594
Apex Service Partners, LLC	One stop	SF +	6.50%	(g)	11.82%				10/2029	137	133	0.1	137
DP Flores Holdings, LLC	One stop	SF +	6.25%	(g)	11.55%				09/2028	1,834	1,810	0.8	1,834
DP Flores Holdings, LLC	One stop	SF +	6.25%	(g)	11.55%				09/2028	285	281	0.1	285
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(4)	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(g)	10.95%				07/2029	199	197	0.1	199
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	—	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(g)	10.95%				07/2029	48	46	—	48
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(g)	11.09%				06/2029	474	467	0.2	474
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(f)	11.08%				06/2028	11	10	—	11
HS Spa Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
NSG Buyer, Inc.	One stop	SF +	6.50%	(f)	11.93%				11/2029	4,894	4,815	2.3	4,955
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(3)	—	(3)
NSG Buyer, Inc.	One stop	SF +	5.75%	(f)	11.08%				11/2029	60	56	—	59
Virginia Green Acquisition, LLC	One stop	SF +	5.50%	(h)	10.75%				12/2030	3,652	3,617	1.7	3,652
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(6)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.50%	(h)	10.72%				12/2030	83	69	—	83
										16,824	16,553	7.7	16,881
Diversified Financial Services
Avalara, Inc.	One stop	SF +	7.25%	(g)	12.56%				10/2028	770	755	0.3	770
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(1)	—	—
Higginbotham Insurance Agency, Inc.	One stop	SF +	5.50%	(f)	10.93%				11/2028	1,666	1,655	0.8	1,670
Higginbotham Insurance Agency, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(2)	—	(2)
										2,436	2,407	1.1	2,438
Electrical Equipment
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(g)	10.09%				12/2030	130	127	0.1	127
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(f)	10.08%				12/2030	1	—	—	—
										131	127	0.1	127
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF +	6.75%	(f)	12.18%				11/2028	1,574	1,538	0.7	1,574
CST Holding Company	One stop	SF +	6.75%	(f)	12.18%				11/2028	5	4	—	5
										1,579	1,542	0.7	1,579
Food Products
Blast Bidco Inc.	One stop	SF +	6.00%	(g)	11.30%				10/2030	3,910	3,856	1.8	3,871
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(6)	—	(5)
										3,910	3,850	1.8	3,866
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(g)	11.55%				08/2028	$1,289	$1,280	0.6%	$1,289
Belmont Instrument, LLC	One stop	SF +	6.25%	(g)	11.55%				08/2028	20	20	—	20
TIDI Legacy Products, Inc.	One stop	SF +	5.50%	(f)	10.83%				12/2029	403	400	0.2	399
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	(1)
TIDI Legacy Products, Inc.	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
YI, LLC	One stop	SF +	5.75%	(f)	11.07%				12/2029	1,567	1,537	0.7	1,536
YI, LLC	One stop	SF +	5.75%	(f)	11.08%				12/2029	6	—	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(3)	—	(3)
										3,285	3,233	1.5	3,240
Healthcare Providers and Services
Bamboo US Bidco LLC(17)	One stop	SF +	6.75%	(g)	8.69%	cash/	3.38%	PIK	09/2030	489	476	0.2	489
Bamboo US Bidco LLC(7)(8)(17)	One stop	E +	6.75%	(b)	7.29%	cash/	3.38%	PIK	09/2030	328	313	0.1	328
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(3)	—	—
Bamboo US Bidco LLC(17)	One stop	SF +	6.75%	(g)	8.70%	cash/	3.38%	PIK	09/2030	8	7	—	8
Community Care Partners, LLC	One stop	SF +	6.00%	(f)	11.44%				06/2026	143	142	0.1	134
Premise Health Holding Corp.	One stop	SF +	5.50%	(g)	10.84%				03/2031	5,020	4,945	2.3	4,944
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(9)	—	(9)
										5,988	5,871	2.7	5,894
Healthcare Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(f)	10.83%				05/2028	254	252	0.1	252
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(f)	10.83%				05/2028	77	76	0.1	76
Coding Solutions Acquisition, Inc.	One stop	SF +	5.75%	(f)	11.08%				05/2028	34	33	—	34
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(f)	10.83%				05/2028	13	13	—	13
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	—
Color Intermediate, LLC	One stop	SF +	5.50%	(g)	10.91%				10/2029	727	716	0.3	727
Crow River Buyer, Inc.	One stop	SF +	7.75%	(g)	13.06%				01/2029	258	254	0.1	258
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	—
Neptune Holdings, Inc.	One stop	SF +	6.00%	(h)	11.29%				09/2030	1,444	1,425	0.7	1,444
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	—
Plasma Buyer LLC	One stop	SF +	5.75%	(g)	11.06%				05/2029	261	257	0.1	253
Plasma Buyer LLC	One stop	SF +	5.75%	(g)	11.06%				05/2028	18	17	—	17
Plasma Buyer LLC	One stop	SF +	6.25%	(g)	11.56%				05/2029	2	2	—	2
										3,088	3,042	1.4	3,076
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(g)	11.49%				08/2028	565	561	0.3	565
Barteca Restaurants, LLC	One stop	SF +	6.00%	(g)	11.47%				08/2028	19	19	—	19
Barteca Restaurants, LLC	One stop	SF +	6.00%	(g)	11.48%				08/2028	13	12	—	13
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(g)	11.80%				10/2028	1,424	1,409	0.6	1,424
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(g)	11.81%				10/2028	46	39	—	46
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(g)	11.80%				10/2028	20	19	—	20
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(g)	11.80%				10/2028	215	213	0.2	215
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(g)	11.31%				11/2027	668	656	0.3	668
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(14)	—	—
Health Buyer, LLC	Senior secured	SF +	5.25%	(g)	10.70%				04/2029	126	124	0.1	126
Health Buyer, LLC	Senior secured	SF +	5.50%	(g)	10.80%				04/2029	64	63	—	64
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	—	—	—
Super REGO, LLC(17)	Subordinated debt	N/A			15.00%	PIK			03/2030	50	49	—	49
YE Brands Holding, LLC	One stop	SF +	5.75%	(g)	11.16%				10/2027	1,632	1,618	0.7	1,632
YE Brands Holding, LLC	One stop	SF +	5.50%	(f)	10.93%				10/2027	27	26	—	26
YE Brands Holding, LLC	One stop	SF +	5.75%	(g)	11.16%				10/2027	37	34	—	37
										4,906	4,828	2.2	4,904
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(g)	11.15%				07/2027	$239	$236	0.1%	$239
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(g)	11.15%				07/2027	61	60	—	61
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(g)	11.15%				07/2027	31	31	—	31
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.75%	(g)	11.16%				08/2029	781	770	0.4	774
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(b)	9.65%				08/2029	120	113	0.1	119
Excelitas Technologies Corp.	One stop	SF +	5.75%	(g)	11.16%				08/2028	49	48	—	48
Excelitas Technologies Corp.	One stop	SF +	5.75%		N/A(6)				08/2029	—	—	—	—
										1,281	1,258	0.6	1,272
Insurance
Captive Resources Midco, LLC(17)	One stop	SF +	5.25%	(f)	5.29%	cash/	5.79%	PIK	07/2029	4,100	4,043	1.9	4,100
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.	One stop	SF +	7.50%	(g)	12.84%				03/2029	270	265	0.1	270
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.50%	(g)	10.83%				12/2030	2,600	2,575	1.2	2,574
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(5)	—	(6)
Doxa Insurance Holdings LLC	One stop	SF +	5.50%	(g)	10.82%				12/2030	1,019	995	0.5	995
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%	(f)(g)(h)	11.27%				07/2030	229	224	0.1	229
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(1)	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.00%	(g)	11.34%				08/2026	102	96	—	102
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(f)	11.07%				11/2029	1,693	1,677	0.8	1,693
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(3)	—	—
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(8)	—	—
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(g)	11.55%				05/2030	959	942	0.4	959
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(g)	11.55%				05/2030	320	314	0.1	320
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				06/2029	—	(1)	—	—
										11,292	11,109	5.1	11,236
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(g)	8.45%	cash/	3.63%	PIK	05/2028	211	209	0.1	209
Critical Start, Inc.(17)	One stop	SF +	6.75%	(g)	8.45%	cash/	3.63%	PIK	05/2028	115	113	0.1	114
Critical Start, Inc.	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(c)	10.15%	cash/	0.25%	PIK	07/2029	833	776	0.4	825
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(c)	10.15%	cash/	0.25%	PIK	07/2029	78	75	—	76
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	(1)
Netwrix Corporation	One stop	SF +	5.00%	(g)	10.38%				06/2029	4,901	4,874	2.2	4,828
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	(2)
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	—	—	(1)
Netwrix Corporation(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(3)	—	(2)
PDQ Intermediate, Inc.(17)	Subordinated debt	N/A			13.75%	PIK			10/2031	53	52	—	53
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(g)	16.06%				10/2026	224	221	0.1	224
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(g)	16.06%				10/2026	71	71	—	71
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(g)	16.06%				10/2026	25	25	—	25
WPEngine, Inc.	One stop	SF +	6.50%	(g)	11.81%				08/2029	244	240	0.1	244
WPEngine, Inc.	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(g)	11.84%				07/2027	300	300	0.1	300
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(g)	11.84%				07/2027	119	117	0.1	119
										7,174	7,068	3.2	7,082
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Movement Holdings, LLC	One stop	SF +	5.25%	(f)	10.58%				03/2030	$1,807	$1,789	0.8%	$1,789
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(3)	—	(3)
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(12)	—	(12)
										1,807	1,774	0.8	1,774
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	6.50%	(g)	11.77%				11/2029	4,220	4,137	1.9	4,220
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(13)	—	—
										4,220	4,123	1.9	4,220
Machinery
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(g)	10.83%				12/2030	4,396	4,354	2.0	4,396
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(g)	10.81%				12/2030	174	165	0.1	174
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(f)	10.83%				12/2029	70	64	—	70
										4,640	4,583	2.1	4,640
Oil, Gas and Consumable Fuels
Envernus, Inc.	One stop	SF +	5.50%	(f)	10.83%				12/2029	2,943	2,900	1.3	2,913
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(3)	—	(2)
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	(1)
										2,943	2,896	1.3	2,910
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(g)	10.81%				05/2029	784	773	0.4	769
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(g)	11.06%				05/2029	53	52	—	52
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(1)	—	(1)
										837	824	0.4	820
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(f)	11.58%				05/2029	295	291	0.1	296
ALKU Intermediate Holdings, LLC	One stop	SF +	5.50%	(f)	10.83%				05/2029	33	32	—	32
bswift, LLC	One stop	SF +	6.38%	(g)	11.70%				11/2028	327	319	0.2	333
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(g)(h)	10.45%				10/2027	262	260	0.1	262
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(h)	10.57%				10/2027	114	111	0.1	114
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(g)(h)	10.52%				10/2027	34	33	—	34
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(g)	10.68%				10/2027	18	18	—	18
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(g)	10.66%				10/2027	27	26	—	28
DISA Holdings Corp.	Senior secured	SF +	5.00%	(g)	10.34%				09/2028	225	222	0.1	222
DISA Holdings Corp.(17)	Subordinated debt	SF +	8.50%	(g)	11.83%	cash/	2.00%	PIK	03/2029	51	50	—	51
DISA Holdings Corp.	Senior secured	SF +	5.00%	(g)	10.34%				09/2028	25	25	—	25
DISA Holdings Corp.	One stop	SF +	5.00%	(g)	10.34%				09/2028	32	31	—	31
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(2)	—	(2)
DISA Holdings Corp.	Senior secured	SF +	5.00%	(g)	10.34%				09/2028	369	363	0.2	363
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(2)	—	(2)
										1,812	1,777	0.8	1,805
Software
Anaplan, Inc.	One stop	SF +	6.50%	(g)	11.81%				06/2029	9,257	9,188	4.2	9,257
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	—
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(d)	10.44%				06/2029	646	612	0.3	633
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(d)	10.44%				06/2029	337	310	0.1	330
Arrow Buyer, Inc.	One stop	SF +	6.50%	(g)	11.80%				07/2030	1,089	1,063	0.5	1,089
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				07/2030	—	(2)	—	—
Arrow Buyer, Inc.	One stop	SF +	6.50%	(h)	11.70%				07/2030	71	71	—	71
Avetta, LLC	One stop	SF +	5.75%	(f)	11.08%				10/2030	3,128	3,062	1.4	3,128
Avetta, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(6)	—	—
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(f)	11.83%				03/2031	625	616	0.3	616
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(11)	—	(11)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	$—	$(3)	—%	$(3)
Bloomerang, LLC	One stop	SF +	6.00%	(g)	11.30%				12/2029	2,477	2,453	1.1	2,452
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(5)	—	(6)
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(7)	—	(7)
Coupa Holdings, LLC	One stop	SF +	7.50%	(g)	12.81%				02/2030	2,167	2,121	1.0	2,167
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(2)	—	—
Crewline Buyer, Inc.	One stop	SF +	6.75%	(g)	12.06%				11/2030	6,147	6,060	2.8	6,086
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(9)	—	(6)
Evergreen IX Borrower 2023, LLC	One stop	SF +	6.00%	(g)	11.31%				09/2030	3,033	2,963	1.4	3,033
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(8)	—	—
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(g)	7.88%	cash/	4.30%	PIK	07/2029	1,944	1,917	0.9	1,925
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(g)	7.90%	cash/	4.30%	PIK	07/2029	1,270	1,249	0.6	1,257
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(g)	7.88%	cash/	4.30%	PIK	07/2029	233	231	0.1	230
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1)	—	(1)
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(8)	—	—
GTY Technology Holdings, Inc.(17)	One stop	SF +	7.13%	(g)	7.95%	cash/	4.45%	PIK	07/2029	247	245	0.1	247
Hyland Software, Inc.	One stop	SF +	6.00%	(f)	11.33%				09/2030	7,265	7,165	3.3	7,193
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.	One stop	SF +	6.50%	(g)	11.80%				01/2030	3,968	3,891	1.8	3,889
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(7)	—	(8)
ICIMS, Inc.(17)	One stop	SF +	7.25%	(g)	8.71%	cash/	3.88%	PIK	08/2028	3,239	3,200	1.5	3,206
ICIMS, Inc.	One stop	SF +	6.75%	(g)	12.05%				08/2028	7	6	—	6
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(6)
IQN Holding Corp.	One stop	SF +	5.25%	(g)	10.59%				05/2029	802	796	0.4	794
IQN Holding Corp.	One stop	SF +	5.25%		N/A(6)				05/2028	—	—	—	—
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(2)	—	(2)
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(c)	3.89%	cash/	7.25%	PIK	07/2028	410	395	0.2	410
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(h)	8.68%	cash/	3.50%	PIK	07/2028	192	191	0.1	192
Island Bidco AB(7)(11)	One stop	SF +	6.50%	(h)	11.83%				07/2028	20	20	—	20
Island Bidco AB(7)(8)(11)	One stop	E +	6.50%	(c)	10.38%				07/2028	20	20	—	20
Kaseya Inc.(17)	One stop	SF +	6.00%	(g)	8.81%	cash/	2.50%	PIK	06/2029	1,812	1,791	0.8	1,812
Kaseya Inc.(17)	One stop	SF +	5.50%	(f)	10.83%				06/2029	27	26	—	27
Kaseya Inc.(5)(17)	One stop	SF +	5.50%		N/A(6)				06/2029	—	(1)	—	—
Kaseya Inc.	One stop	SF +	5.50%	(g)	10.81%				06/2029	7	6	—	7
Navex TopCo, Inc.	One stop	SF +	5.75%	(f)	11.07%				11/2030	5,878	5,767	2.6	5,760
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(10)	—	(10)
Panzura, LLC(17)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	54	49	—	48
PING Identity Holding Corp.	One stop	SF +	7.00%	(f)	12.33%				10/2029	642	634	0.3	642
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(h)	11.39%				06/2029	2,672	2,652	1.2	2,619
Quant Buyer, Inc.	One stop	SF +	6.00%	(h)	11.39%				06/2029	2,251	2,235	1.0	2,206
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(2)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1)	—	—
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(d)	8.69%	cash/	2.55%	PIK	07/2029	720	665	0.3	696
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	6.05%	(e)	8.81%	cash/	2.55%	PIK	07/2029	135	133	0.1	130
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(d)	8.69%	cash/	2.55%	PIK	07/2029	53	49	—	51
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.00%	(g)	11.31%				08/2029	3,894	3,833	1.8	3,855
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	(1)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(g)	11.57%		07/2028	$552	$541	0.2%	$552
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%		N/A(6)		07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.00%		N/A(6)		07/2028	—	(2)	—	—
Zendesk, Inc.(17)	One stop	SF +	6.25%	(g)	11.57%		11/2028	4,063	4,002	1.8	4,063
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)		11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)		11/2028	—	(8)	—	—
								71,354	70,128	32.2	70,655
Specialty Retail
Biscuit Parent, LLC	One stop	SF +	4.75%	(g)	10.05%		02/2031	3,119	3,096	1.4	3,096
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)		02/2031	—	(7)	—	(7)
Cavender Stores L.P.	Senior secured	SF +	5.00%	(g)	10.30%		10/2029	6,172	6,115	2.8	6,172
PetVet Care Centers LLC	One stop	SF +	6.00%	(f)	11.33%		11/2030	2,380	2,335	1.1	2,356
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)		11/2029	—	(7)	—	(4)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)		11/2030	—	(3)	—	(3)
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(g)	11.09%		08/2029	3,762	3,711	1.7	3,724
PPV Intermediate Holdings, LLC(17)	One stop	N/A			14.75%	PIK	08/2030	1,494	1,457	0.7	1,494
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK	08/2030	448	440	0.2	430
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK	08/2030	103	103	—	99
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK	08/2030	19	19	—	18
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK	08/2030	19	17	—	18
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		08/2029	—	(4)	—	(2)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.55%		08/2028	2,529	2,510	1.2	2,529
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.55%		08/2028	167	166	0.1	167
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.55%		08/2028	165	164	0.1	165
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.55%		08/2028	131	130	0.1	131
Salon Lofts Group, LLC(5)	Second lien	SF +	9.00%		N/A(6)		09/2029	—	(2)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.55%		08/2028	55	54	—	55
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.55%		08/2028	46	45	—	46
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.55%		08/2028	41	41	—	41
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.55%		08/2028	38	38	—	38
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(4)	—	—
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	14.25%		09/2029	126	125	0.1	126
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(4)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(h)	11.37%		08/2028	75	74	—	75
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(h)	14.12%		09/2029	66	65	—	66
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(g)	11.55%		08/2028	51	50	—	51
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(g)	14.31%		09/2029	6	6	—	6
								21,012	20,730	9.5	20,887

Total debt investments								204,274	200,851	92.5	202,823

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A			N/A		N/A	15	$145	0.1%	$140

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A			N/A		N/A	—	44	—	59
Yorkshire Parent, Inc.	LP units	N/A			N/A		N/A	—	24	—	25
									68	—	84
Commercial Services and Supplies
FR Vision Holdings, Inc.	LP units	N/A			N/A		N/A	—	20	—	22

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A			N/A		N/A	50	50	0.1	65
HS Spa Holdings, Inc.	Common stock	N/A			N/A		N/A	33	33	—	35
NSG Buyer, Inc. (7)	LP units	N/A			N/A		N/A	—	397	0.2	454
Virginia Green Acquisition, LLC	LP units	N/A			N/A		N/A	18	18	—	19
									498	0.3	573
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A			N/A		N/A	1	18	—	18

IT Services
Critical Start, Inc.	Common stock	N/A			N/A		N/A	17	17	—	22
Netwrix Corporation	LLC units	N/A			N/A		N/A	4	9	—	16
									26	—	38
Leisure Products
Movement Holdings, LLC	LLC units	N/A			N/A		N/A	—	107	0.1	107

Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	186	186	0.1	186
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	186	—	—	111
									186	0.1	297
Software
Anaplan, Inc.	LP Interest	N/A			N/A		N/A	364	364	0.3	533
Cynet Security Ltd.(7)(12)	Preferred stock	N/A			N/A		N/A	9	31	—	41
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	28	28	—	46
Kaseya Inc.(16)	Preferred stock	SF +	10.75%	(g)	16.05%	Non-Cash	N/A	—	404	0.2	422
Kaseya Inc.	LP Interest	N/A			N/A		N/A	20	20	—	22
Onit, Inc.(16)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	51	—	57
Onit, Inc.	Warrant	N/A			N/A		N/A	—	7	—	8
Panzura, LLC	LLC units	N/A			N/A		N/A	1	4	—	2
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A			N/A		N/A	—	8	—	11
Zendesk, Inc.	LP units	N/A			N/A		N/A	9	91	0.1	126
									1,008	0.6	1,268
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A			N/A		N/A	—	62	—	60

Total equity investments									2,138	1.2	2,607

Total investments									202,989	93.7	205,430

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)					5.2%	(18)			$14,118	6.4%	$14,118
Total money market funds									14,118	6.4	14,118
Total investments and money market funds									$217,107	100.1%	$219,548
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Prime (“P”), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2024, as the loan may have priced or repriced based on an index rate prior to March 31, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of March 31, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.89% as of March 31, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.85% as of March 31, 2024.
(d) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of March 31, 2024.
(e) Denotes that all or a portion of the contract was indexed to Daily SOFR which was 5.33% as of March 31, 2024.
(f) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.33% as of March 31, 2024.
(g) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.30% as of March 31, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.22% as of March 31, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2024.
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
(6)The entire commitment was unfunded as of March 31, 2024. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, total non-qualifying assets at fair value represented 2.6% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(17)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2024.
(18)The rate shown is the annualized seven-day yield as of March 31, 2024.

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
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	11.64%	08/2028	$1,296	$1,285	0.9%	$1,296
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	11.64%	08/2028	20	19	—	20
							1,316	1,304	0.9	1,316
Healthcare Providers and Services
Bamboo US Bidco LLC(7)(8)	One stop	E +	6.00%	(b)	9.86%	09/2030	319	309	0.2	309
Bamboo US Bidco LLC	One stop	SF +	6.00%	(g)	11.32%	09/2030	485	470	0.4	470
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)	09/2029	—	(3)	—	(3)
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)	09/2030	—	(1)	—	(1)
Community Care Partners, LLC	One stop	SF +	6.00%	(g)	11.43%	06/2026	144	143	0.1	135
Community Care Partners, LLC	One stop	SF +	6.00%		N/A(6)	06/2026	—	—	—	—
							948	918	0.7	910
Healthcare Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	10.82%	05/2028	255	253	0.2	246
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	10.82%	05/2028	7	7	—	6
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	11.57%	05/2028	77	76	0.1	74
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	6.00%		N/A(6)	05/2028	—	(2)	—	(2)
Coding Solutions Acquisition, Inc.	One stop	SF +	6.00%	(h)	11.32%	05/2028	34	33	—	33
Color Intermediate, LLC	One stop	SF +	5.50%	(h)	10.99%	10/2029	731	719	0.5	709
Crow River Buyer, Inc.	One stop	SF +	7.75%	(h)	13.12%	01/2029	304	298	0.2	304
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)	01/2029	—	(1)	—	—
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)	08/2029	—	(1)	—	(1)
Neptune Holdings, Inc.	One stop	SF +	6.00%	(i)	11.50%	09/2030	1,448	1,427	1.0	1,430
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	11.14%	05/2029	262	258	0.2	241
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	11.14%	05/2028	6	5	—	4
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(1)	—	—
							3,124	3,071	2.2	3,044
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	11.57%	08/2028	470	466	0.4	470
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)	08/2028	—	(1)	—	—
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	11.57%	08/2028	32	31	—	32
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)	11.39%	10/2028	1,431	1,415	1.0	1,431
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)	11.39%	10/2028	10	9	—	10
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)(i)	11.27%	10/2028	66	56	—	66
Health Buyer, LLC	Senior secured	SF +	5.25%	(a)(h)	10.80%	04/2029	126	125	0.1	122
Health Buyer, LLC(5)	Senior secured	SF +	5.25%		N/A(6)	04/2028	—	—	—	(1)
Health Buyer, LLC	Senior secured	SF +	5.50%		N/A(6)	04/2029	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	10.89%	04/2029	65	63	0.1	63
YE Brands Holding, LLC	One stop	SF +	5.50%		N/A(6)	10/2027	—	—	—	—
YE Brands Holding, LLC	One stop	SF +	5.75%	(g)	11.18%	10/2027	1,641	1,624	1.2	1,624
							3,841	3,788	2.8	3,817
Household Durables
Groundworks LLC	One stop	SF +	6.50%	(h)	11.81%	03/2030	458	445	0.3	458
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)	03/2030	—	(1)	—	—
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)	03/2029	—	(1)	—	—
							458	443	0.3	458
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(a)(h)	11.25%				07/2027	$240	$236	0.2%	$240
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(g)(h)	11.23%				07/2027	8	7	—	8
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.75%	(h)	11.21%				08/2029	722	710	0.5	715
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(c)	9.54%				08/2029	118	113	0.1	117
Excelitas Technologies Corp.	One stop	SF +	5.75%	(h)	11.27%				08/2028	39	38	—	39
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1)	—	(1)
										1,127	1,103	0.8	1,118
Insurance
Captive Resources Midco, LLC(17)	One stop	SF +	5.25%	(g)	5.29%	cash/	5.78%	PIK	07/2029	4,003	3,940	2.9	4,003
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.	One stop	SF +	7.50%	(h)	12.92%				03/2029	270	264	0.2	263
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	(1)
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2026	—	(7)	—	(15)
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%	(g)(h)(i)	11.38%				07/2030	230	224	0.2	224
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	(1)
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(1)	—	(1)
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(i)	11.97%				05/2030	964	946	0.7	964
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(i)	11.97%				05/2030	321	315	0.2	321
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1)	—	—
										5,788	5,676	4.2	5,757
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	8.46%	cash/	3.63%	PIK	05/2028	207	205	0.1	205
Critical Start, Inc.	One stop	SF +	6.75%		N/A(6)				05/2028	—	—	—	—
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	8.46%	cash/	3.63%	PIK	05/2028	113	111	0.1	112
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	795	750	0.6	787
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	(1)
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	74	73	0.1	73
Netwrix Corporation	One stop	SF +	5.00%	(h)(i)	10.37%				06/2029	3,854	3,828	2.7	3,777
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(6)	—	(22)
Netwrix Corporation	One stop	SF +	5.00%	(i)	10.47%				06/2029	29	28	—	27
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	16.12%				10/2026	224	221	0.2	224
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	16.12%				10/2026	54	54	—	54
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	16.12%				10/2026	17	17	—	17
WPEngine, Inc.	One stop	SF +	6.50%	(i)	11.92%				08/2029	244	239	0.2	241
WPEngine, Inc.	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.92%				07/2027	299	299	0.2	299
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.91%				07/2027	13	13	—	13
										5,923	5,831	4.2	5,806
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	6.50%	(i)	11.93%				11/2029	4,242	4,150	3.1	4,242
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(15)	—	—
										4,242	4,134	3.1	4,242
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(h)	10.89%				05/2029	788	776	0.6	765
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(g)	11.07%				05/2029	22	21	—	20
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(i)	11.21%				05/2029	53	52	—	51
										863	849	0.6	836
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(g)	11.57%				05/2029	$296	$292	0.2%	$293
bswift, LLC	One stop	SF +	6.63%	(h)	11.91%				11/2028	329	320	0.2	329
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(h)	11.14%				10/2027	206	204	0.2	206
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%		N/A(6)				10/2027	—	—	—	—
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(i)	11.70%				10/2027	114	111	0.1	114
DISA Holdings Corp.	Senior secured	SF +	5.50%	(g)	10.83%				09/2028	226	222	0.2	226
DISA Holdings Corp.(17)	Subordinated debt	SF +	10.00%	(g)	13.33%	cash/	2.00%	PIK	03/2029	51	49	—	51
DISA Holdings Corp.	Senior secured	SF +	5.50%	(g)	10.83%				09/2028	14	13	—	14
DISA Holdings Corp.	One stop	SF +	5.50%	(g)	10.83%				09/2028	10	10	—	10
DISA Holdings Corp.	Senior secured	SF +	5.50%	(g)	10.83%				09/2028	4	4	—	4
										1,250	1,225	0.9	1,247
Software
Anaplan, Inc.	One stop	SF +	6.50%	(g)	11.82%				06/2029	9,257	9,181	6.7	9,257
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2)	—	—
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(e)	10.19%				06/2029	624	611	0.4	593
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(e)	10.19%				06/2029	326	310	0.2	309
Arrow Buyer, Inc.	One stop	SF +	6.50%	(h)	11.89%				06/2030	1,092	1,064	0.8	1,078
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(2)	—	(3)
Coupa Holdings, LLC	One stop	SF +	7.50%	(g)	12.82%				02/2030	2,167	2,117	1.5	2,113
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(2)	—	(5)
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(8)	—	(8)
Evergreen IX Borrower 2023, LLC	One stop	SF +	6.00%	(h)	11.39%				09/2030	3,041	2,965	2.1	2,965
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.87%	(h)	7.97%	cash/	4.30%	PIK	07/2029	1,903	1,873	1.4	1,884
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	7.97%	cash/	4.30%	PIK	07/2029	1,243	1,220	0.9	1,230
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	7.97%	cash/	4.30%	PIK	07/2029	228	226	0.2	225
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1)	—	(1)
Hyland Software, Inc.	One stop	SF +	6.00%	(g)	11.32%				09/2030	7,284	7,175	5.2	7,174
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(2)
ICIMS, Inc.(17)	One stop	SF +	7.25%	(h)	8.76%	cash/	3.88%	PIK	08/2028	3,175	3,132	2.2	3,112
ICIMS, Inc.	One stop	SF +	6.75%	(h)	12.14%				08/2028	16	16	—	14
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(15)
IQN Holding Corp.	One stop	SF +	5.25%	(h)	10.67%				05/2029	806	800	0.6	790
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(3)	—	(4)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	—	—	(1)
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(d)	3.93%	cash/	7.25%	PIK	07/2028	388	380	0.3	388
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(i)	8.84%	cash/	3.50%	PIK	07/2028	189	187	0.1	189
Island Bidco AB(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Kaseya Inc.(17)	One stop	SF +	6.25%	(h)	9.12%	cash/	2.50%	PIK	06/2029	1,789	1,766	1.3	1,771
Kaseya Inc.(17)	One stop	SF +	6.25%	(g)	9.07%	cash/	2.50%	PIK	06/2029	27	26	—	26
Kaseya Inc.(17)	One stop	SF +	6.25%	(h)	9.12%	cash/	2.50%	PIK	06/2029	7	6	—	6
Panzura, LLC(17)	One stop	N/A			2.00%	cash/	13.00%	PIK	08/2027	50	44	—	44
PING Identity Holding Corp.	One stop	SF +	7.00%	(g)	12.32%				10/2029	642	633	0.5	642
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(i)	11.30%				06/2029	2,686	2,664	1.9	2,625
Quant Buyer, Inc.	One stop	SF +	6.00%	(i)	11.30%				06/2029	2,262	2,244	1.6	2,211
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(2)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(2)	—	—
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	5.50%	(e)	8.69%	cash/	2.00%	PIK	07/2029	688	657	0.5	657
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	5.50%	(f)	8.80%	cash/	2.00%	PIK	07/2029	133	132	0.1	127
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	5.50%	(e)	8.69%	cash/	2.00%	PIK	07/2029	51	48	—	48
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.25%	(g)	11.58%				08/2029	3,894	3,827	2.8	3,855
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	$—	$(1)	—%	$(1)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(i)	11.68%				07/2028	552	540	0.4	552
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(2)	—	—
Zendesk, Inc.(17)	One stop	SF +	6.75%	(h)	8.90%	cash/	3.25%	PIK	11/2028	4,030	3,962	2.9	4,030
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(8)	—	—
										48,550	47,770	34.6	47,872
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	11.17%				08/2029	3,762	3,706	2.7	3,706
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.50%	PIK			08/2030	418	410	0.3	393
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(4)	—	(4)
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.50%	PIK			08/2030	17	16	—	16
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.50%	PIK			08/2030	97	96	0.1	91
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.50%	PIK			08/2030	18	18	—	17
PPV Intermediate Holdings, LLC(17)	One stop	N/A			14.25%	PIK			08/2030	1,389	1,349	1.0	1,348
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.63%				08/2028	38	38	—	38
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.68%				08/2028	171	170	0.1	170
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(4)	—	(4)
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(i)	14.45%				09/2029	63	58	0.1	59
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.59%				08/2028	166	165	0.1	164
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.59%				08/2028	2,542	2,521	1.8	2,516
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(h)	11.64%				08/2028	42	41	—	41
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.60%				08/2028	46	45	—	45
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(6)	—	(7)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(h)	11.64%				08/2028	131	130	0.1	130
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(h)	11.64%				08/2028	55	54	—	54
										8,955	8,803	6.3	8,773

Total debt investments										109,186	107,236	77.8	107,731

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2024, interest income included $157 and $266, respectively, of accretion of discounts and amortization of premiums. For the three and six months ended March 31, 2023, interest income included $57 and $118, respectively, of accretion of discounts and amortization of premiums. For the three and six months ended March 31, 2024, the Company received loan origination fees of $442 and $1,630, respectively. For the three and six months ended March 31, 2023, the Company received loan origination fees of $264 and $746, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2024, investment income included $351 and $728, respectively, of PIK interest and the Company capitalized PIK interest of $443 and $773, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2023, investment income included $159 and $229, respectively, of PIK interest and the Company capitalized PIK interest of $165 and $222, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three and six months ended March 31, 2024 and 2023, fee income included no prepayment premiums. All other income is recorded into income when earned.

For the three and six months ended March 31, 2024, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $6,231 and $9,058, respectively. For the three and six months ended March 31, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $1,994 and $3,450, respectively.

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

For the three and six months ended March 31, 2024, the Company recognized PIK and non-cash dividend income of $19 and $33, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2024, the Company received no cash payments of accrued and capitalized preferred dividends. For the three and six months ended March 31, 2023, the Company recognized PIK and non-cash dividend income of $12 and $22, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2023, the Company received no cash payments of accrued and capitalized preferred dividends.

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

For the three and six months ended March 31, 2024 and 2023, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2024 and September 30, 2023, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2024, the Company recorded $8 and $28, respectively, for U.S. federal excise tax expense. For the three and six months ended March 31, 2023, the Company recorded $10 and $40, respectively, for U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
March 31, 2024. The Company's tax returns for the 2022 tax year remains subject to examination by U.S. federal and most state tax authorities.

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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and six months ended March 31, 2024, the Company amortized $29 and $59, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three and six months ended March 31, 2023, the Company amortized $29 and $48, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of March 31, 2024 and September 30, 2023, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2024		As of September 30, 2023
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$374,964	$218,780	$374,916	$138,163

As of March 31, 2024 and September 30, 2023, the ratio of total contributed capital to total capital subscriptions was 58.3% and 36.9%, respectively, and the Company had uncalled capital commitments of $156,184 and $236,753, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLCU common stock issued for the six months ended March 31, 2024 and 2023:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the six months ended March 31, 2023
Issuance of shares	11/14/22	717,431.000	$15.00	$10,762
Issuance of shares	02/07/23	956,574.667	15.00	14,348
Shares issued for capital drawdowns		1,674,005.667		$25,110
Issuance of shares	11/23/22	1,664.799	$15.00	$25
Issuance of shares	12/29/22	4,782.751	15.00	72
Issuance of shares	03/01/23	2,895.367	15.00	44
Issuance of shares	03/22/23	3,478.115	15.00	52
Shares issued through DRIP		12,821.032		$193

Shares issued for the six months ended March 31, 2024
Issuance of shares	10/27/23	1,124,891.000	$15.00	$16,873
Issuance of shares	11/10/23	1,124,891.000	15.00	16,873
Issuance of shares	12/15/23	1,999,805.999	15.00	29,997
Issuance of shares	03/18/24	1,124,891.000	15.00	16,874
Shares issued for capital drawdowns		5,374,478.999		$80,617

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GDLCU. The Board most recently reapproved the Investment Advisory Agreement in May 2024. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three and six months ended March 31, 2024, the base management fee incurred by the Company was $482 and $849, respectively, and the base management fee irrevocably waived by the Investment Adviser was $321 and $566, respectively.

For the three and six months ended March 31, 2023, the base management fee incurred by the Company was $194 and $363, respectively, and the base management fee irrevocably waived by the Investment Adviser was $194 and $363, respectively.

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

For the three and six months ended March 31, 2024, the Income Incentive Fee incurred was $556 and $981, respectively. For the three and six months ended March 31, 2023, the Income Incentive Fee incurred was $196 and $366, respectively. For the three and six months ended March 31, 2023, $149 and $319, respectively, of the Income Incentive Fee was irrevocably waived by the Investment Adviser in connection with the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

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

As of March 31, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to March 31, 2024.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. For the three and six months ended March 31, 2024, the Company accrued a capital gain incentive fee under GAAP of $137 and $159, respectively. For the three and six months ended March 31, 2023, the Company did not accrue a capital gain incentive fee under GAAP.

As of March 31, 2024 and September 30, 2023, there was $215 and $56, respectively, accrued for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of March 31, 2024 and September 30, 2023, included in accounts payable and other liabilities is $58 and $33, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $56 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both March 31, 2024 and September 30, 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301.

The Administrator and Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement, trustee fees, and fees payable pursuant to the Investment Advisory Agreement, net of the base management fee waivers described above, until the aggregate amount of such waived expense reimbursements equals $1,000 (the “Operating Expenses Reimbursement Waiver”). From the commencement of operations through March 31, 2023, the total operating expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived under the Operating Expenses Reimbursement Waiver totaled $1,000. For the three and six months ended March 31, 2023, the Administrator and Investment Adviser waived the reimbursement of $0 and $195, respectively, in operating expenses.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2024 were $164 and $340, respectively. There were no expenses reimbursed to the Administrator for the three and six months ended March 31, 2023. As of March 31, 2024 and September 30, 2023, there was $208 and $176, respectively, included in accounts payable and other liabilities for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000. As of March 31, 2024, GGP Class B-P, LLC has an aggregate commitment of $25,011. As of March 31, 2024, the Company has issued 1,017,793.865 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $15,267 and has also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of March 31, 2024, permits the Company to borrow a maximum of $40,000 and expires on April 1, 2025. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5.    Investments

Investments as of March 31, 2024 and September 30, 2023 consisted of the following:

	As of March 31, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$10,526	$10,415	$10,513	$3,826	$3,777	$3,772
One stop	193,396	190,091	191,959	105,246	103,352	103,849
Second lien	198	194	198	63	58	59
Subordinated debt	154	151	153	51	49	51
Equity	N/A	2,138	2,607	N/A	1,897	2,174
Total	$204,274	$202,989	$205,430	$109,186	$109,133	$109,905

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of March 31, 2024		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$25,504	12.6%	$14,718	13.5%
Midwest	41,666	20.5	18,444	16.9
Northeast	35,557	17.5	21,957	20.1
Southeast	27,724	13.7	18,267	16.7
Southwest	19,475	9.6	8,190	7.5
West	48,416	23.8	22,983	21.1
United Kingdom	1,769	0.9	1,757	1.6
Luxembourg	824	0.4	848	0.8
Sweden	1,476	0.7	1,389	1.3
Israel	31	0.0 *	31	0.0 *
Denmark	547	0.3	549	0.5
Total	$202,989	100.0%	$109,133	100.0%
Fair Value:
United States
Mid-Atlantic	$25,898	12.6%	$14,829	13.5%
Midwest	42,063	20.5	18,561	16.9
Northeast	35,835	17.4	22,063	20.1
Southeast	28,154	13.7	18,351	16.7
Southwest	19,690	9.6	8,222	7.5
West	48,984	23.8	23,274	21.2
United Kingdom	1,840	0.9	1,735	1.6
Luxembourg	820	0.4	836	0.7
Sweden	1,542	0.8	1,436	1.3
Israel	41	0.0 *	38	0.0 *
Denmark	563	0.3	560	0.5
Total	$205,430	100.0%	$109,905	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2024 and September 30, 2023 were as follows:

	As of March 31, 2024		As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$5,404	2.7%	$5,393	4.9%
Auto Components	1,750	0.8	—	—
Automobiles	8,036	4.0	4,543	4.2
Banks	706	0.3	—	—
Beverages	3,733	1.8	3,299	3.0
Capital Markets	2,572	1.3	—	—
Commercial Services and Supplies	11,160	5.5	467	0.4
Diversified Consumer Services	17,051	8.4	6,978	6.4
Diversified Financial Services	2,407	1.2	744	0.7
Electrical Equipment	127	0.1	—	—
Electronic Equipment, Instruments and Components	1,542	0.8	1,541	1.4
Food Products	3,850	1.9	—	—
Healthcare Equipment and Supplies	3,233	1.6	1,304	1.2
Healthcare Providers and Services	5,871	2.9	918	0.8
Healthcare Technology	3,042	1.5	3,071	2.8
Hotels, Restaurants and Leisure	4,828	2.4	3,788	3.5
Household Durables	—	—	443	0.4
Industrial Conglomerates	1,258	0.6	1,103	1.0
Insurance	11,127	5.5	5,676	5.2
IT Services	7,094	3.5	5,857	5.4
Leisure Products	1,881	0.9	—	—
Life Sciences Tools & Services	4,309	2.1	4,320	4.0
Machinery	4,583	2.3	—	—
Oil, Gas and Consumable Fuels	2,896	1.4	—	—
Pharmaceuticals	824	0.4	849	0.8
Professional Services	1,777	0.9	1,225	1.1
Software	71,136	35.0	48,748	44.7
Specialty Retail	20,792	10.2	8,866	8.1
Total	$202,989	100.0%	$109,133	100.0%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2024		As of September 30, 2023
Fair Value:
Aerospace and Defense	$5,531	2.7%	$5,546	5.1%
Auto Components	1,738	0.8	—	—
Automobiles	8,031	3.9	4,428	4.0
Banks	719	0.3	—	—
Beverages	3,839	1.9	3,301	3.0
Capital Markets	2,570	1.3	—	—
Commercial Services and Supplies	11,335	5.5	467	0.4
Diversified Consumer Services	17,454	8.5	7,105	6.5
Diversified Financial Services	2,438	1.2	762	0.7
Electrical Equipment	127	0.1	—	—
Electronic Equipment, Instruments and Components	1,579	0.8	1,582	1.4
Food Products	3,866	1.9	—	—
Healthcare Equipment and Supplies	3,240	1.6	1,316	1.2
Healthcare Providers and Services	5,894	2.9	910	0.8
Healthcare Technology	3,076	1.5	3,044	2.8
Hotels, Restaurants and Leisure	4,904	2.4	3,817	3.5
Household Durables	—	—	458	0.4
Industrial Conglomerates	1,272	0.6	1,118	1.0
Insurance	11,254	5.4	5,757	5.3
IT Services	7,120	3.4	5,841	5.3
Leisure Products	1,881	0.9	—	—
Life Sciences Tools & Services	4,517	2.2	4,485	4.1
Machinery	4,640	2.3	—	—
Oil, Gas and Consumable Fuels	2,910	1.4	—	—
Pharmaceuticals	820	0.4	836	0.8
Professional Services	1,805	0.9	1,247	1.1
Software	71,923	35.0	49,063	44.6
Specialty Retail	20,947	10.2	8,822	8.0
Total	$205,430	100.0%	$109,905	100.0%

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

The outstanding forward currency contracts as of March 31, 2024 and September 30, 2023 were as follows:

As of March 31, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(17)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	—	(47)
						$—	$(64)

As of September 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£1,125	GBP	$1,247	USD	10/13/2023	$—	$(126)
Macquarie Bank Limited	€1,150	EUR	$1,148	USD	10/13/2023	—	(68)
						$—	$(194)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2024 and September 30, 2023.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2024
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(64)	$(64)	$64	$—

As of September 30, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(194)	$(194)	$194	$—

(1)The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the three and six months ended March 31, 2024 and 2023 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Foreign exchange	$—	$—	$(211)	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Foreign exchange	$63	$(38)	$130	$(250)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2024 and 2023:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Forward currency contracts	$3,450	$2,395	$3,432	$2,264

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2024 and 2023. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2024 and September 30, 2023 were valued using Level 3 inputs. As of both March 31, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2024 and September 30, 2023:

As of March 31, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$202,823	$202,823
Equity investments(1)	—	—	2,607	2,607
Money market funds(1)(2)	14,118	—	—	14,118
Total assets, at fair value:	$14,118	$—	$205,430	$219,548
Liabilities, at fair value:
Forward currency contracts	$—	$64	$—	$64
Total liabilities, at fair value:	$—	$64	$—	$64

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$107,731	$107,731
Equity investments(1)	—	—	2,174	2,174
Money market funds(1)(2)	8,682	—	—	$8,682
Total assets, at fair value:	$8,682	$—	$109,905	$118,587
Liabilities, at fair value:
Forward currency contracts	$—	$194	$—	$194
Total liabilities, at fair value:	$—	$194	$—	$194

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2024, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2024 was $1,317 and $1,679, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2023, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2023 was $506 and $564, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2024 and 2023:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	For the six months ended March 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$107,731	$2,174	$109,905
Net change in unrealized appreciation (depreciation) on investments	1,389	192	1,581
Net translation of investments in foreign currencies	88	—	88
Realized gain (loss) on investments	—	(3)	(3)
Realized gain (loss) on translation of investments in foreign currencies	3	—	3
Fundings of (proceeds from) revolving loans, net	74	—	74
Fundings of investments	93,597	211	93,808
PIK interest and non-cash dividends	773	33	806
Proceeds from principal payments and sales of portfolio investments	(1,098)	—	(1,098)
Accretion of discounts and amortization of premiums	266	—	266
Fair value, end of period	$202,823	$2,607	$205,430

	For the six months ended March 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$52,962	$1,028	$53,990
Net change in unrealized appreciation (depreciation) on investments	211	80	291
Net translation of investments in foreign currencies	258	—	258
Fundings of (proceeds from) revolving loans, net	26	—	26
Fundings of investments	30,639	864	31,503
PIK interest and non-cash dividends	222	22	244
Proceeds from principal payments and sales of portfolio investments	(1,465)	(20)	(1,485)
Accretion of discounts and amortization of premiums	118	—	118
Fair value, end of period	$82,971	$1,974	$84,945

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024 and September 30, 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$10,513	Yield analysis	Market interest rate	8.8% - 10.0% (9.2%)
		Market comparable companies	EBITDA multiples	6.5x - 16.0x (8.8x)
One stop loans(2)	$191,959	Yield analysis	Market interest rate	6.3% - 20.0% (10.5%)
		Market comparable companies	EBITDA multiples	9.0x - 40.3x (17.3x)
		Market comparable companies	Revenue multiples	4.0x - 28.0x (11.3x)
Subordinated debt and second lien loans	$351	Yield analysis	Market interest rate	12.3% - 15.8% (13.2%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (14.0x)
Equity(3)	$2,607	Market comparable companies	EBITDA multiples	9.3x - 24.0x (17.7x)
			Revenue multiples	4.0x - 17.5x (14.4x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $147,966 and $43,993 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $1,761 and $846 of equity investments using EBITDA and revenue multiples, respectively.

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

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2024 and September 30, 2023, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2024 and September 30, 2023, the Company was permitted to borrow up to $40,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 1, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2024 was 4.6%. For the three and six months ended March 31, 2024 and 2023, the Company had no borrowings and made no repayments on the Adviser Revolver. As of March 31, 2024 and September 30, 2023, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9. Commitments and Contingencies

Commitments: As of March 31, 2024, the Company had outstanding commitments to fund investments totaling $43,301, including $13,963 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $16,132, including $3,472 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6. Forward Currency Contracts for outstanding forward currency contracts as of March 31, 2024 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2024	2023
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(0.82)	(0.70)
Net investment income - after tax	0.70	0.67
Net realized gain (loss) on investment transactions	(0.02)	0.00 ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.14	0.03
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	4.74%	4.76%
Number of common shares outstanding	14,611,752.608	6,258,653.053

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023
Ratio of net investment income - after tax to average net assets*(5)	9.40%	8.97%
Ratio of total expenses to average net assets*(5)	2.20%	2.51%
Ratio of management fee waiver to average net assets*	(0.61)%	(0.90)%
Ratio of incentive fee waiver to average net assets(5)	—%	(0.40)%
Ratio of operating expense waiver to average net assets(5)	—%	(0.24)%
Ratio of incentive fees to average net assets(5)	0.62%	0.45%
Ratio of excise tax to average net assets(5)	0.02%	0.05%
Ratio of net expenses to average net assets*(5)	1.59%	0.97%
Ratio of total expenses (without incentive fees) to average net assets*(5)	1.58%	2.06%
Total return based on average net asset value(6)	5.56%	4.85%
Total return based on average net asset value - annualized*(6)	11.12%	9.74%
Net assets at end of period	$219,176	$93,880
Average debt outstanding	$—	$—
Average debt outstanding per share	$—	$—
Portfolio Turnover*	1.31%	4.15%
Asset coverage ratio(7)	N/A	N/A
Asset coverage ratio per unit(8)	N/A	N/A
Average market value per unit(9):
Adviser Revolver	N/A	N/A

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
(5)Incentive fees, excise tax, incentive fee waiver and operating expense waiver are not annualized in the calculation.
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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of March 31, 2024 and March 31, 2023.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of March 31, 2024 and March 31, 2023.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2024 and 2023:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Earnings available to stockholders	$6,239	$2,382	$10,263	$3,919
Basic and diluted weighted average shares outstanding	13,659,922	5,860,405	12,347,628	5,398,684
Basic and diluted earnings per share	$0.46	$0.41	$0.83	$0.72

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2024
08/03/2023	10/20/2023	12/28/2023	9,237,273.609	$0.1143	$1,056
11/17/2023	11/20/2023	12/28/2023	11,487,055.609	0.1247	1,432
11/17/2023	12/15/2023	02/21/2024	13,486,861.608	0.1139	1,536
11/17/2023	01/19/2024	03/20/2024	13,486,861.608	0.1206	1,625
02/02/2024	02/26/2024	05/22/2024	13,486,861.608	0.1434	1,934
02/02/2024	03/15/2024	05/22/2024	13,486,861.608	0.1987	2,680
Total dividends declared for the six months ended March 31, 2024					$10,263

For the six months ended March 31, 2023
08/05/2022	10/18/2022	12/29/2022	4,571,826.354	$0.0980	$447
11/18/2022	11/21/2022	12/29/2022	5,289,257.354	0.0964	510
11/18/2022	12/15/2022	03/01/2023	5,290,922.153	0.1096	580
11/18/2022	01/17/2023	03/22/2023	5,295,704.904	0.1301	690
02/07/2023	02/24/2023	05/24/2023	6,252,279.571	0.1148	718
02/07/2023	03/17/2023	05/24/2023	6,255,174.938	0.1558	974
Total dividends declared for the six months ended March 31, 2023					$3,919

There were no distributions reinvested during the six months ended March 31, 2024. The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2023:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the six months ended March 31, 2023
November 23, 2022	1,664.799	$15.00	$25
December 29, 2022	4,782.751	15.00	72
March 1, 2023	2,895.367	15.00	44
March 22, 2023	3,478.115	15.00	52
	12,821.032		$193
Note 13. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On April 1, 2024, the Company entered into subscription agreements with additional stockholders totaling $3,377 in the aggregate.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
On April 23, 2024 and May 7, 2024, the Company issued capital calls to stockholders that were due on May 3, 2024 and May 17, 2024, respectively. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	05/03/2024	1,135,022.533	$15.00	$17,025
Issuance of Shares	05/17/2024	1,135,022.533	$15.00	$17,025

On February 2, 2024 and May 3, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 19, 2024	June 17, 2024[1]
In an amount (if positive) such that the NAV of the Company as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $15.00 per share.

May 27, 2024	August 21, 2024
In an amount (if positive) such that the NAV of the Company as of May 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2024 through May 31, 2024 and the payment of this distribution is $15.00 per share.

June 21, 2024	August 21, 2024
In an amount (if positive) such that the NAV of the Company as of June 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2024 through June 30, 2024 and the payment of this distribution is $15.00 per share.

July 19, 2024	September 18, 2024
In an amount (if positive) such that the NAV of the Company as of July 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2024 through July 31, 2024 and the payment of this distribution is $15.00 per share.

1 On May 3, 2024, the Company’s board of directors accelerated the payment date to June 17, 2024, for the previously declared April 2024 monthly distribution to stockholders of record as of April 19, 2024.

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

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2024. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2024 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of March 31, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$10,513	5.1%	$3,772	3.4%
One stop	191,959	93.4	103,849	94.5
Second lien	198	0.1	59	0.1
Subordinated debt	153	0.1	51	0.0 *
Equity	2,607	1.3	2,174	2.0
Total	$205,430	100.0%	$109,905	100.0%
* Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2024 and September 30, 2023, one stop loans included $44.0 million and $30.9 million, respectively, of recurring revenue loans at fair value.

As of March 31, 2024 and September 30, 2023, we had debt and equity investments in 96 and 66 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the annualized total return based on our average net asset value, in each case, and our net investment income - return on equity for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and 2023:

	Three months ended		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Weighted average income yield(1)*	12.4%	12.7%	12.5%	10.7%
Weighted average investment income yield(2)*	12.8%	13.0%	12.8%	11.1%
Total return based on average net asset value(3)*	12.3%	9.7%	11.1%	9.7%
Net investment income - return on equity(4)*	9.6%	9.2%	9.4%	9.0%

* Annualized for periods less than one year.
(1) Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2) Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(3) Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(4) Net investment income - return on equity is calculated as (a) net investment income after tax divided by (b) the daily average of total net assets.
As of March 31, 2024, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 10.2% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the six months ended March 31, 2024 and 2023, GDLCU earned a fiscal year-to-date IRR of 14.0% and 11.0%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On April 1, 2024, we entered into subscription agreements with additional stockholders totaling $3.4 million, in the aggregate.

On April 23, 2024 and May 7, 2024, we issued capital calls to stockholders that were due on May 3, 2024 and May 17, 2024, respectively. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	05/03/2024	1,135,022.533	$15.00	$17.0 million
Issuance of Shares	05/17/2024	1,135,022.533	$15.00	$17.0 million

On February 2, 2024 and May 3, 2024, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 19, 2024	June 17, 2024[1]
In an amount (if positive) such that our NAV as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $15.00 per share.

May 27, 2024	August 21, 2024
In an amount (if positive) such that our NAV as of May 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2024 through May 31, 2024 and the payment of this distribution is $15.00 per share.

Record Date	Payment Date	Amount Per Share
June 21, 2024	August 21, 2024
In an amount (if positive) such that our NAV as of June 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2024 through June 30, 2024 and the payment of this distribution is $15.00 per share.

July 19, 2024	September 18, 2024
In an amount (if positive) such that our NAV as of July 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2024 through July 31, 2024 and the payment of this distribution is $15.00 per share.

1 On May 3, 2024, our board of directors accelerated the payment date to June 17, 2024, for the previously declared April 2024 monthly distribution to stockholders of record as of April 19, 2024.

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

Consolidated operating results for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and 2023 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs. December 31, 2023	March 31, 2024	March 31, 2023	March 31, 2024 vs. March 31, 2023
	(In thousands)
Interest income	$5,481	$4,167	$1,314	$9,648	$3,571	$6,077
Payment-in-kind interest income	351	377	(26)	728	229	499
Accretion of discounts and amortization of premiums	157	109	48	266	118	148
Non-cash dividend income	19	14	5	33	22	11
Fee income	21	13	8	34	9	25
Total investment income	6,029	4,680	1,349	10,709	3,949	6,760
Net expenses	1,149	860	289	2,009	297	1,712
Net investment income - before tax	4,880	3,820	1,060	8,700	3,652	5,048
Excise tax	8	20	(12)	28	40	(12)
Net investment income - after tax	4,872	3,800	1,072	8,672	3,612	5,060
Net realized gain (loss) on investment transactions	3	(210)	213	(207)	8	(215)
Net change in unrealized appreciation (depreciation) on investment transactions	1,364	434	930	1,798	299	1,499
Net increase in net assets resulting from operations	$6,239	$4,024	$2,215	$10,263	$3,919	$6,344
Average earning debt investments, at fair value	$189,429	$142,904	$46,525	$166,442	$71,194	$95,248
Average earning preferred equity investments, at fair value	$459	$432	$27	$450	$356	$94

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

Investment Income

Investment income increased from the three months ended December 31, 2023 to the three months ended March 31, 2024 by $1.3 million, primarily due to an increase in interest income due to an increase in the average earning debt investments balance of $46.5 million.

Investment income increased from the six months ended March 31, 2023 to the six months ended March 31, 2024 by $6.8 million, primarily due to an increase in interest and payment in kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $95.2 million coupled with rising interest base rates.

The annualized income yield by debt security type for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and 2023 are as follows:

	Three months ended		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Senior secured	11.2%	11.2%	11.2%	10.4%
One stop	11.9%	12.2%	12.0%	10.7%
Second lien	15.4%	17.0%	15.9%	—
Subordinated debt	14.7%	14.8%	14.7%	14.5%

Income yields on senior secured loans remained relatively flat from the three months ended December 31, 2023 to the three months ended March 31, 2024 primarily due to fundings of higher yielding delayed draw term loans during the quarter, which offset the impact of spread compression on new and recently originated loans. Income yields on one stop loans decreased from the three months ended December 31, 2023 to the three months ended March 31, 2024 primarily due to spread compression on new and recently originated loans as the portfolio scales. Income yields on senior secured and one stop loans increased from the six months ended March 31, 2023 to the six months ended March 31, 2024 primarily due to rising interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 97.8% of our loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2024 and September 30, 2023, the weighted average base rate floor of our loans was 0.79% and 0.74%, respectively.

As of March 31, 2024, we have second lien investments in one portfolio company and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and 2023:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs. December 31, 2023	March 31, 2024	March 31, 2023	March 31, 2024 vs. March 31, 2023
	(In thousands)
Base management fee, net of waiver	$161	$122	$39	$283	$—	$283
Income incentive fee, net of waiver	556	425	131	981	47	934
Capital gain incentive fee accrued under GAAP	137	22	115	159	—	159
Professional fees	212	193	19	405	361	44
Administrative service fee	58	40	18	98	40	58
General and administrative expenses	25	58	(33)	83	44	39
Operating expenses reimbursement waived	—	—	—	—	(195)	195
Net expenses	$1,149	$860	$289	$2,009	$297	$1,712
Management Fees

The base management fee, net of waiver, increased as a result of an increase in average adjusted gross assets for the three months ended December 31, 2023 to the three months ended March 31, 2024. The base management fee, net of waiver, increased for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023 primarily as a result of an increase in average adjusted gross assets and certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares in our common stock where GC Advisors agreed to waive 100% of the base management fee for the six months ended March 31, 2023 and 66.7% of the base management fee for the six months ended March 31, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $0.1 million from the three months ended December 31, 2023 to the three months ended March 31, 2024 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4. Related Party Transactions to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth. The Income Incentive Fee increased by $0.9 million from the six months ended March 31, 2023 to the six months ended March 31, 2024 primarily as a result of a $0.3 million Income Incentive Fee waiver during the six months ended March 31, 2023 in connection with the Operating Expenses Reimbursement Waiver (as described in Note 4. Related Party Transactions to our consolidated financial statements) coupled with an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising interest base rates and an increase in accretion income. For each of the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and 2023, we were fully through the catch up and the Income Incentive Fee was equal to 10% of Pre-Incentive Fee Net Investment Income.

As of March 31, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of March 31, 2024 and September 30, 2023, there was $0.2 million and less than $0.1 million, respectively, in capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. For the six months ended March 31, 2024, the accrual for a capital gain incentive fee under GAAP was $0.2 million. There was no accrual for a capital gain incentive fee under GAAP for the six months ended March 31, 2023. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2024 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses remained relatively flat from the three months ended December 31, 2023 to the three months ended March 31, 2024.

In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.1 million from the six months ended March 31, 2023 to the six months ended March 31, 2024 primarily due to $0.2 million of expense reimbursements waived during the six months ended March 31, 2023 in connection with the Operating Expenses Reimbursement Waiver (as described in Note 4. Related Party Transactions to our consolidated financial statements).

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during both the three months ended March 31, 2024 and December 31, 2023 were $0.2 million. Total expenses reimbursed to the Administrator during the six months ended March 31, 2024 were $0.3 million. There were no expenses reimbursed to the Administrator during the six months ended March 31, 2023.

As of both March 31, 2024 and September 30, 2023, included in accounts payable and other liabilities were $0.2 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and 2023:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs. December 31, 2023	March 31, 2024	March 31, 2023	March 31, 2024 vs. March 31, 2023
	(In thousands)
Net realized gain (loss) from investments	$—	$(3)	$3	$(3)	$—	$(3)
Net realized gain (loss) from foreign currency transactions	3	4	(1)	7	8	(1)
Net realized gain (loss) from forward currency contracts	—	(211)	211	(211)	—	(211)
Net realized gain (loss) from investment transactions	$3	$(210)	$213	$(207)	$8	$(215)
Unrealized appreciation from investments	$1,464	$447	$1,017	$1,699	$685	$1,014
Unrealized (depreciation) from investments	(105)	(225)	120	(118)	(394)	276
Unrealized appreciation (depreciation) from forward currency contracts	63	67	(4)	130	(250)	380
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(58)	145	(203)	87	258	(171)
Net change in unrealized appreciation (depreciation) on investment transactions	$1,364	$434	$930	$1,798	$299	$1,499
During the three months ended March 31, 2024, we had a net realized gain of $3,000 due to realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During both the three months ended December 31, 2023 and six months ended March 31, 2024, we had a net realized loss of $0.2 million, primarily driven by the realized losses on the settlement of forward currency contracts.

During the six months ended March 31, 2023, we had a net realized gain of $8,000 due to realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended March 31, 2024, we had $1.5 million in unrealized appreciation on 61 portfolio company investments, which was offset by $0.1 million in unrealized depreciation on 50 portfolio company investments. For the three months ended December 31, 2023, we had $0.4 million in unrealized appreciation on 38 portfolio company investments, which was offset by $0.2 million in unrealized depreciation on 63 portfolio company investments.

Unrealized appreciation for the three months ended March 31, 2024 and December 31, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended March 31, 2024 and December 31, 2023 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the six months ended March 31, 2024, we had $1.7 million in unrealized appreciation on 71 portfolio company investments, which was offset by $0.1 million in unrealized depreciation on 40 portfolio company investments. Unrealized appreciation for the six months ended March 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the six months ended March 31, 2024 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the six months ended March 31, 2023, we had $0.7 million in unrealized appreciation on 32 portfolio company investments, which was offset by $0.4 million in unrealized depreciation on 26 portfolio company investments. Unrealized appreciation for the six months ended March 31, 2024 primarily resulted from an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the six months ended March 31, 2023 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first two quarters of the 2023 fiscal year and the amortization of discounts during the quarter on recently originated loans.

Liquidity and Capital Resources

For the six months ended March 31, 2024, we experienced a net decrease in cash and cash equivalents and foreign currencies of $12.9 million. During the period, we used $86.0 million in operating activities, primarily as a result of fundings of portfolio investments of $93.8 million, partially offset by proceeds from principal payments and sales of portfolio investments of $1.1 million. During the same period, cash provided by financing activities was $73.1 million, primarily as a result of proceeds from the issuance of common shares of $80.6 million, offset by distributions paid of $7.6 million.

For the six months ended March 31, 2023, we experienced a net decrease in cash and foreign currencies of $4.1 million. During the period, we used $26.8 million in operating activities, primarily as a result of fundings of portfolio investments of $31.5 million, partially offset by proceeds from principal payments and sales of portfolio investments of $1.5 million. During the same period, cash provided by financing activities was $22.7 million, primarily as a result of proceeds from the issuance of common shares of $25.1 million, offset by distributions paid of $2.4 million.

As of March 31, 2024 and September 30, 2023, we had $17.3 million and $30.1 million, respectively, of cash and cash equivalents and $0.1 million and $0.3 million, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of March 31, 2024 and September 30, 2023, we had investor capital subscriptions totaling $375.0 million and $374.9 million, respectively, of which $218.8 million and $138.2 million, respectively, had been called and contributed, leaving $156.2 million and $236.8 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facility

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of March 31, 2024 and September 30, 2023, we were permitted to borrow up to $40.0 million at any one time outstanding under the Adviser Revolver. As of March 31, 2024 and September 30, 2023, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of March 31, 2024, we did not have any outstanding borrowings.

As of March 31, 2024, we had outstanding commitments to fund investments totaling $43.3 million, including $14.0 million of unfunded commitments on revolvers. As of September 30, 2023, we had outstanding commitments to fund investments totaling $16.1 million, including $3.5 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2024 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of March 31, 2024. As of March 31, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6. Forward Currency Contracts of our consolidated financial statements for outstanding forward currency contracts as of March 31, 2024 and September 30, 2023.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2024 and September 30, 2023, we had investments in 96 and 66 portfolio companies, respectively, with a total fair value of $205.4 million and $109.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and 2023:

	Three months ended				Six months ended
	March 31, 2024		December 31, 2023		March 31, 2024		March 31, 2023
	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage
Senior secured	$743	2.2%	$6,187	7.0%	$6,930	5.6%	$93	0.3%
One stop	33,505	97.3	82,066	92.8	115,571	94.1	30,983	96.9
Subordinated debt	50	0.1	50	0.1	100	0.1	50	0.2
Equity	127	0.4	85	0.1	212	0.2	844	2.6
Total new investment commitments	$34,425	100.0%	$88,388	100.0%	$122,813	100.0%	$31,970	100.0%

For the six months ended March 31, 2024, we had approximately $1.1 million in proceeds from principal payments and sales of portfolio investments.

For the six months ended March 31, 2023, we had approximately $1.5 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$10,526	$10,415	$10,513	$3,826	$3,777	$3,772
One stop	193,396	190,091	191,959	105,246	103,352	103,849
Second lien	198	194	198	63	58	59
Subordinated debt	154	151	153	51	49	51
Equity	N/A	2,138	2,607	N/A	1,897	2,174
Total	$204,274	$202,989	$205,430	$109,186	$109,133	$109,905

(1)As of March 31, 2024, $29.5 million and $29.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2023, $22.5 million and $22.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of both March 31, 2024 and September 30, 2023, we had no loans on non-accrual status. As of March 31, 2024 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 99.3% and 98.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Weighted average rate of new investment fundings	10.9%	11.2%	11.1%	11.3%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.5%	5.9%	5.8%	6.7%
Weighted average fees of new investment fundings	1.2%	1.3%	1.3%	1.8%
Weighted average rate of sales and payoffs of portfolio investments	11.8%	11.7%	11.8%	9.2%

As of March 31, 2024, 97.8% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 95.8% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of March 31, 2024 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $85.3 million and $96.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$333	0.2%	$—	—%
4	204,913	99.7	109,525	99.7
3	184	0.1	380	0.3
2	—	—	—	—
1	—	—	—	—
Total	$205,430	100.0%	$109,905	100.0%

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) portfolio companies with any loans on non-accrual status.

The table below details the weighted average price of our debt investments by internal performance rating held as of March 31, 2024 and September 30, 2023:

	Weighted Average Price[1]
Category	As of March 31, 2024	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.3%	98.7%
Internal Performance Rating 3 (Performing Below Expectations)	92.3	92.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.3%	98.7%

(1)Includes only debt investments held as of March 31, 2024 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us for $25.0 million. As of March 31, 2024, we have issued 1,017,793.865 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $15.3 million, and have also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2024 and 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2024 and September 30, 2023 were valued using Level 3 inputs. As of both March 31, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of March 31, 2024 and September 30, 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2024, we recorded $8,000 and $28,000, respectively, for U.S. federal excise tax. For the three and six months ended March 31, 2023, we recorded $10,000 and $40,000, respectively, for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2024 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.79% and 0.74%, respectively. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
(In thousands)
Down 200 basis points	$(3,962)
Down 150 basis points	(2,972)
Down 100 basis points	(1,981)
Down 50 basis points	(991)
Up 50 basis points	991
Up 100 basis points	1,981
Up 150 basis points	2,972
Up 200 basis points	3,962

(1)Assumes applicable three-month base rate as of March 31, 2024, with the exception of SONIA and Prime that utilize the March 31, 2024 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the six months ended March 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Golub Capital Direct Lending Unlevered Corporation

Date: May 14, 2024	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)