Form 10-Q
period 2024-06-30
Golub Capital Direct Lending Unlevered Corp
filed 2024-08-08
CIK 1901606

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of August 8, 2024, the Registrant had 20,412,978.874 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2024	September 30, 2023
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $263,013 and $109,133, respectively)	$266,576	$109,905
Cash and cash equivalents	28,242	30,059
Foreign currencies (cost of $210 and $352, respectively)	194	337
Cash collateral for forward currency contracts	350	350
Interest receivable	2,703	918
Deferred offering costs	88	176
Other assets	281	151
Total Assets	$298,434	$141,896
Liabilities
Unrealized depreciation on forward currency contracts	$47	$194
Distributions payable	5,007	1,956
Payable for investments purchased	—	319
Capital calls received in advance	2,251	—
Management and incentive fees payable	1,342	417
Accrued trustee fees	43	26
Accounts payable and other liabilities	575	425
Total Liabilities	9,265	3,337
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 19,277,956.341 and 9,237,273.609 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	19	9
Paid in capital in excess of par	289,023	138,423
Distributable earnings	127	127
Total Net Assets	289,169	138,559
Total Liabilities and Total Net Assets	$298,434	$141,896
Number of common shares outstanding	19,277,956.341	9,237,273.609
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Investment income
Interest income	$6,542	$2,378	$16,456	$6,067
Payment-in-kind interest income	362	210	1,090	439
Dividend income	19	13	52	35
Fee income	22	5	56	14
Total investment income	6,945	2,606	17,654	6,555
Expenses
Base management fee	578	219	1,427	582
Incentive fee	742	258	1,882	624
Professional fees	190	178	595	539
Administrative service fee	75	29	173	69
General and administrative expenses	22	20	105	64
Total expenses	1,607	704	4,182	1,878
Base management fee waived (Note 4)	(193)	(146)	(759)	(509)
Incentive fee waived (Note 4)	—	—	—	(319)
Operating expenses reimbursement waived (Note 4)	—	—	—	(195)
Net expenses	1,414	558	3,423	855
Net investment income - before tax	5,531	2,048	14,231	5,700
Excise tax	—	—	28	40
Net investment income - after tax	5,531	2,048	14,203	5,660
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	—	(3)	—
Forward currency contracts	—	—	(211)	—
Foreign currency transactions	1	(1)	8	7
Net realized gain (loss) on investment transactions	1	(1)	(206)	7
Net change in unrealized appreciation (depreciation) from:
Investments	1,132	260	2,713	551
Forward currency contracts	17	(40)	147	(290)
Translation of assets and liabilities in foreign currencies	(11)	56	76	314
Net change in unrealized appreciation (depreciation) on investment transactions	1,138	276	2,936	575
Net gain (loss) on investment transactions	1,139	275	2,730	582
Net increase (decrease) in net assets resulting from operations	$6,670	$2,323	$16,933	$6,242
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$0.40	$0.37	$1.23	$1.10
Basic and diluted weighted average common shares outstanding (Note 11)	16,619,869	6,301,927	13,766,511	5,699,765

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	4,571,826.354	$4	$68,573	$—	$68,577
Issuance of common stock	2,391,436.667	3	35,869	—	35,872
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	5,660	5,660
Net realized gain (loss) on investment transactions	—	—	—	7	7
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	575	575
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	24,517.522	—	368	—	368
Distributions from distributable earnings (losses)	—	—	—	(6,242)	(6,242)
Total increase (decrease) for the nine months ended June 30, 2023	2,415,954.189	3	36,237	—	36,240
Balance at June 30, 2023	6,987,780.543	$7	$104,810	$—	$104,817
Balance at March 31, 2023	6,258,653.053	$6	$93,874	$—	$93,880
Issuance of common stock	717,431.000	1	10,761	—	10,762
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	2,048	2,048
Net realized gain (loss) on investment transactions	—	—	—	(1)	(1)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	276	276
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	11,696.490	—	175	—	175
Distributions from distributable earnings (losses)	—	—	—	(2,323)	(2,323)
Total increase (decrease) for the three months ended June 30, 2023	729,127.490	1	10,936	—	10,937
Balance at June 30, 2023	6,987,780.543	$7	$104,810	$—	$104,817
Balance at September 30, 2023	9,237,273.609	$9	$138,423	$127	$138,559
Issuance of common stock	10,040,682.732	10	150,600	—	150,610
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	14,203	14,203
Net realized gain (loss) on investment transactions	—	—	—	(206)	(206)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	2,936	2,936
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(11,926)	(11,926)
Distributions declared and payable	—	—	—	(5,007)	(5,007)
Total increase (decrease) for the nine months ended June 30, 2024	10,040,682.732	10	150,600	—	150,610
Balance at June 30, 2024	19,277,956.341	$19	$289,023	$127	$289,169
Balance at March 31, 2024	14,611,752.608	$14	$219,035	$127	$219,176
Issuance of common stock	4,666,203.733	5	69,988	—	69,993
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	5,531	5,531
Net realized gain (loss) on investment transactions	—	—	—	1	1
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,138	1,138
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(1,663)	(1,663)
Distributions declared and payable	—	—	—	(5,007)	(5,007)
Total increase (decrease) for the three months ended June 30, 2024	4,666,203.733	5	69,988	—	69,993
Balance at June 30, 2024	19,277,956.341	$19	$289,023	$127	$289,169

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$16,933	$6,242
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs	88	77
Accretion of discounts and amortization of premiums	(432)	(192)
Net realized (gain) loss on investments	3	—
Net realized (gain) loss on forward currency contracts	211	—
Net realized (gain) loss on foreign currency transactions	(8)	(7)
Net change in unrealized (appreciation) depreciation on investments	(2,713)	(551)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(147)	290
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(76)	(314)
Proceeds from (fundings of) revolving loans, net	(108)	(157)
Fundings of investments	(154,259)	(38,326)
Proceeds from principal payments and sales of portfolio investments	2,080	1,672
Funding of settlements of forward currency contracts	(211)	—
Payment-in-kind interest capitalized	(1,108)	(411)
Non-cash dividends capitalized	(52)	(34)
Changes in operating assets and liabilities:
Cash collateral for forward currency contracts	—	(350)
Interest receivable	(1,785)	(719)
Other assets	(130)	(131)
Payable for investments purchased	(319)	—
Management and incentive fees payable	925	331
Accrued trustee fees	17	81
Accounts payable and other liabilities	150	160
Net cash provided by (used in) operating activities	(140,941)	(32,339)
Cash flows from financing activities
Deferred offering costs	—	(106)
Capital calls received in advance	2,251	—
Proceeds from issuance of common shares	150,610	33,811
Distributions paid	(13,882)	(4,519)
Net cash provided by (used in) financing activities	138,979	29,186
Net change in cash and cash equivalents and foreign currencies	(1,962)	(3,153)
Effect of foreign currency exchange rates	2	6
Cash and cash equivalents and foreign currencies, beginning of period	30,396	14,629
Cash and cash equivalents and foreign currencies, end of period	$28,436	$11,482
Supplemental disclosure of cash flow information:
Distributions declared for the period	$16,933	$6,242
Supplemental disclosure of non-cash financing activity:
Change in capital call receivable	$—	$2,061
Stock issued in connection with dividend reinvestment plan	—	368
Change in distributions payable	3,051	1,355

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2024	September 30, 2023
Cash and cash equivalents	$28,242	$30,059
Foreign currencies (cost of $210 and $352, respectively)	194	337
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$28,436	$30,396
See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(g)(h)	11.84%		02/2029	$5,353	$5,229	1.9%	$5,407
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(g)	11.84%		02/2029	8	7	—	8
PPW Aero Buyer, Inc.	One stop	SF +	5.50%	(h)	10.83%		02/2029	40	38	—	35
								5,401	5,274	1.9	5,450
Auto Components
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)	10.83%		01/2030	1,709	1,677	0.6	1,709
Collision SP Subco, LLC	One stop	SF +	5.50%	(i)	10.76%		01/2030	79	69	0.1	79
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)	10.83%		01/2030	42	37	—	42
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)		04/2031	—	(5)	—	(5)
OEConnection, LLC	One stop	SF +	5.25%	(g)	10.59%		04/2031	4,446	4,403	1.5	4,402
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)		04/2031	—	(4)	—	(4)
								6,276	6,177	2.2	6,223
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(i)	10.76%		07/2029	3,813	3,785	1.3	3,737
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(i)	10.79%		07/2029	88	87	—	85
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)		07/2029	—	(14)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	10.09%		06/2031	4,750	4,709	1.6	4,714
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)		06/2031	—	(5)	—	(5)
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)		06/2031	—	(16)	—	(17)
Spotless Brands, LLC	One stop	SF +	6.50%	(h)	11.97%		07/2028	756	744	0.3	756
Spotless Brands, LLC	One stop	SF +	6.50%	(h)	11.98%		07/2028	82	81	—	82
Spotless Brands, LLC	One stop	SF +	6.50%	(h)	11.97%		07/2028	61	60	—	61
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.93%		07/2028	7	7	—	7
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(h)	11.33%		12/2029	3,283	3,253	1.2	3,283
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(7)	—	—
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(15)	—	—
								12,840	12,669	4.4	12,703
Banks
OSP Hamilton Purchaser, LLC	One stop	SF +	5.50%	(h)	10.93%		12/2029	718	709	0.3	718
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(g)	10.44%		12/2029	117	109	—	117
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(1)	—	—
								835	817	0.3	835
Beverages
Financial Information Technologies, LLC(17)	One stop	N/A			14.00%	PIK	06/2031	2,069	2,021	0.7	2,069
Financial Information Technologies, LLC	One stop	SF +	5.50%	(h)	10.83%		06/2030	1,498	1,475	0.6	1,498
Financial Information Technologies, LLC	One stop	SF +	5.50%	(h)	10.83%		06/2030	628	621	0.2	628
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)		06/2030	—	(2)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)		06/2030	—	(1)	—	—
								4,195	4,114	1.5	4,195
Capital Markets
BlueMatrix Holdings, LLC	One stop	SF +	5.25%	(h)	10.58%		01/2031	2,605	2,584	0.9	2,605
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(4)	—	—
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(7)	—	—
								2,605	2,573	0.9	2,605
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(h)	11.33%		10/2029	3,835	3,767	1.3	3,835
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(h)	11.33%		10/2029	262	259	0.1	262
BradyIFS Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)		10/2029	—	(6)	—	—
Encore Holdings, LLC	One stop	SF +	5.25%	(h)	10.67%		11/2028	2,960	2,911	1.0	2,975
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Encore Holdings, LLC	One stop	SF +	5.25%	(h)	10.68%				11/2028	$589	$579	0.2%	$592
Encore Holdings, LLC	One stop	SF +	5.00%	(g)(h)	10.34%				11/2028	722	707	0.3	722
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(h)	10.83%				01/2031	3,281	3,250	1.1	3,281
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(h)	10.83%				01/2031	276	266	0.1	276
FR Vision Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				01/2030	—	(2)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	6.25%	(g)	11.59%				09/2030	466	458	0.2	471
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2030	—	(1)	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	10.58%				04/2030	40	37	—	36
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	10.58%				04/2031	1,664	1,648	0.6	1,648
PSC Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(2)	—	(2)
PSC Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(1)	—	(1)
										14,095	13,869	4.9	14,095
Construction & Engineering
Consor Intermediate II, LLC	One stop	SF +	4.75%	(h)	10.08%				05/2031	2,470	2,457	0.8	2,457
Consor Intermediate II, LLC(5)	One stop	SF +	4.75%		N/A(6)				05/2031	—	(3)	—	(3)
Consor Intermediate II, LLC(5)	One stop	SF +	4.75%		N/A(6)				05/2031	—	(11)	—	(11)
										2,470	2,443	0.8	2,443
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.00%	(h)	10.33%				05/2030	2,020	1,990	0.7	1,989
Any Hour, LLC	One stop	SF +	5.00%	(h)	10.33%				05/2030	40	35	—	35
Any Hour, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(4)	—	(4)
Any Hour, LLC	One stop	N/A			13.00%				05/2031	610	598	0.2	598
Apex Service Partners, LLC(17)	One stop	SF +	7.00%	(h)	10.33%	cash/	2.00%	PIK	10/2030	4,564	4,502	1.6	4,564
Apex Service Partners, LLC(17)	One stop	SF +	7.00%	(h)	12.33%				10/2030	973	960	0.3	973
Apex Service Partners, LLC	One stop	SF +	6.50%	(h)(i)	11.83%				10/2029	161	157	0.1	161
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(h)	10.33%				05/2030	1,968	1,952	0.7	1,951
CHVAC Services Investment, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(3)	—	(3)
CHVAC Services Investment, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(29)	—	(30)
DP Flores Holdings, LLC	One stop	SF +	6.25%	(h)	11.58%				09/2028	1,829	1,806	0.6	1,829
DP Flores Holdings, LLC	One stop	SF +	6.25%	(h)	11.58%				09/2028	284	281	0.1	284
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(4)	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	10.98%				07/2029	199	196	0.1	199
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	—	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	10.98%				07/2029	48	46	—	48
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	10.60%				06/2029	473	466	0.2	473
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(g)	11.29%				06/2028	16	15	—	16
HS Spa Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
Litera Bidco, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(1)	—	(1)
Litera Bidco, LLC	One stop	SF +	4.75%	(g)	10.09%				05/2028	1,887	1,878	0.6	1,878
Litera Bidco, LLC	One stop	SF +	4.75%	(g)	10.09%				05/2028	172	170	0.1	168
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
NSG Buyer, Inc.	One stop	SF +	6.50%	(g)	11.94%				11/2029	4,882	4,806	1.7	4,931
NSG Buyer, Inc. (5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(1)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(2)	—	—
NSG Buyer, Inc.	One stop	SF +	5.75%	(g)	11.09%				11/2029	144	140	—	144
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	10.51%				12/2030	3,643	3,609	1.3	3,643
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(5)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	10.51%				12/2030	150	137	—	150
										24,063	23,693	8.3	23,996
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
Avalara, Inc.	One stop	SF +	7.25%	(h)	12.58%				10/2028	$770	$756	0.2%	$770
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(1)	—	—
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(3)	—	(4)
Baker Tilly Advisory Group, LP	One stop	SF +	5.00%	(g)	10.34%				06/2031	1,074	1,058	0.4	1,058
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(2)	—	(3)
Higginbotham Insurance Agency, Inc.	One stop	SF +	5.50%	(g)	10.94%				11/2028	1,661	1,651	0.6	1,661
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(g)	10.09%				11/2028	55	52	—	55
										3,560	3,511	1.2	3,537
Electrical Equipment
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(g)	10.09%				12/2030	130	127	—	130
Power Grid Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(1)	—	—
										130	126	—	130
Electronic Equipment, Instruments & Components
CST Holding Company	One stop	SF +	5.00%	(g)	10.44%				11/2028	1,570	1,505	0.5	1,570
CST Holding Company	One stop	SF +	5.00%	(g)	10.44%				11/2028	5	3	—	5
										1,575	1,508	0.5	1,575
Food Products
Blast Bidco Inc.	One stop	SF +	6.00%	(h)	11.33%				10/2030	3,900	3,848	1.3	3,900
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(6)	—	—
										3,900	3,842	1.3	3,900
Healthcare Equipment & Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	11.58%				08/2028	1,286	1,277	0.5	1,286
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	11.58%				08/2028	20	20	—	20
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	10.85%				06/2031	2,698	2,671	0.9	2,671
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(3)	—	(3)
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				06/2031	—	(6)	—	(6)
TIDI Legacy Products, Inc.	One stop	SF +	5.50%	(g)	10.84%				12/2029	402	400	0.1	402
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
TIDI Legacy Products, Inc.	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
YI, LLC	One stop	SF +	5.75%	(g)	11.08%				12/2029	1,567	1,539	0.6	1,567
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(5)	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(3)	—	—
										5,973	5,889	2.1	5,937
Healthcare Providers & Services
Bamboo US Bidco LLC(17)	One stop	SF +	6.75%	(h)	8.70%	cash/	3.38%	PIK	09/2030	491	478	0.2	491
Bamboo US Bidco LLC(7)(8)(17)	One stop	E +	6.75%	(c)	7.24%	cash/	3.38%	PIK	09/2030	327	314	0.1	327
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(3)	—	—
Bamboo US Bidco LLC(17)	One stop	SF +	6.75%	(h)	8.70%	cash/	3.38%	PIK	09/2030	14	13	—	14
Community Care Partners, LLC	One stop	SF +	6.00%	(g)	11.46%				06/2026	143	142	0.1	138
Premise Health Holding Corp.	One stop	SF +	5.50%	(i)	10.76%				03/2031	5,007	4,936	1.7	5,007
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(8)	—	—
										5,982	5,872	2.1	5,977
Healthcare Technology
Amberfield Acquisition Co.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(1)	—	(1)
Amberfield Acquisition Co.	One stop	SF +	5.00%	(h)	10.33%				05/2030	1,384	1,371	0.5	1,370
Amberfield Acquisition Co.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(9)	—	(9)
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	10.84%				05/2028	253	251	0.1	253
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	10.84%				05/2028	77	76	—	77
Coding Solutions Acquisition, Inc.	One stop	SF +	5.75%	(g)	11.09%				05/2028	119	117	—	119
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	10.84%				05/2028	13	13	—	13
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	—
Color Intermediate, LLC	One stop	SF +	5.50%	(h)	10.93%				10/2029	726	715	0.3	726
Crow River Buyer, Inc.	One stop	SF +	7.75%	(h)	13.08%				01/2029	258	254	0.1	258
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)		01/2029	$—	$(1)	—%	$—
Neptune Holdings, Inc.	One stop	SF +	5.75%	(i)	11.04%		09/2030	1,441	1,422	0.5	1,441
Neptune Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)		08/2029	—	(1)	—	—
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	11.08%		05/2029	260	256	0.1	247
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	11.09%		05/2028	16	16	—	15
Plasma Buyer LLC	One stop	SF +	6.25%	(h)	11.59%		05/2029	4	4	—	3
								4,551	4,482	1.6	4,512
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	11.50%		08/2028	564	560	0.2	558
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	11.48%		08/2028	28	28	—	28
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	11.48%		08/2028	13	12	—	12
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)		08/2028	—	(9)	—	(9)
ESN Venture Holdings, LLC	One stop	SF +	6.25%	(h)	11.58%		10/2028	1,421	1,406	0.5	1,410
ESN Venture Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		10/2028	—	(6)	—	(3)
ESN Venture Holdings, LLC	One stop	SF +	6.25%	(h)	11.58%		10/2028	20	19	—	19
ESN Venture Holdings, LLC	One stop	SF +	6.25%	(h)	11.58%		10/2028	215	213	0.1	213
ESN Venture Holdings, LLC	One stop	SF +	6.25%	(h)	11.58%		10/2028	99	98	—	98
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(h)	11.33%		11/2027	666	655	0.2	666
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)		11/2027	—	(13)	—	—
Health Buyer, LLC	Senior secured	SF +	5.25%	(h)	10.73%		04/2029	126	124	0.1	125
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	10.83%		04/2029	64	63	—	64
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)		04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	10.83%		04/2029	26	25	—	26
Health Buyer, LLC	Senior secured	SF +	5.50%		N/A(6)		04/2029	—	—	—	—
SDC Holdco, LLC	One stop	SF +	5.00%	(h)	10.33%		06/2031	3,446	3,429	1.2	3,429
SDC Holdco, LLC(5)	One stop	SF +	5.00%		N/A(6)		06/2031	—	(2)	—	(2)
SDC Holdco, LLC(17)	Second lien	SF +	8.50%	(h)	13.83%	PIK	06/2032	700	695	0.2	695
Super REGO, LLC(17)	Subordinated debt	N/A			15.00%	PIK	03/2030	52	51	—	51
YE Brands Holding, LLC	One stop	SF +	5.75%	(h)	11.18%		10/2027	1,628	1,615	0.6	1,628
YE Brands Holding, LLC	One stop	SF +	5.50%		N/A(6)		10/2027	—	—	—	—
YE Brands Holding, LLC	One stop	SF +	5.75%	(h)	11.18%		10/2027	167	164	0.1	167
								9,235	9,127	3.2	9,175
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(h)	11.18%		07/2027	238	235	0.1	238
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)		07/2027	—	—	—	—
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(h)	11.18%		07/2027	60	60	—	60
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(h)	11.18%		07/2027	31	31	—	31
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)		07/2027	—	—	—	—
Essential Services Holdings Corporation	One stop	SF +	5.00%	(g)	10.33%		06/2031	2,500	2,475	0.9	2,475
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)		06/2030	—	(3)	—	(3)
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)		06/2031	—	(2)	—	(2)
Excelitas Technologies Corp.	One stop	SF +	5.25%	(h)	10.58%		08/2029	643	633	0.2	638
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.25%	(c)	8.97%		08/2029	119	113	—	118
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)		08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)		08/2029	—	—	—	—
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)		08/2029	—	(32)	—	(33)
								3,591	3,510	1.2	3,522
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Captive Resources Midco, LLC(17)	One stop	SF +	5.25%	(g)	10.59%				07/2029	$4,111	$4,056	1.4%	$4,111
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.	One stop	SF +	7.50%	(h)	12.85%				03/2029	270	265	0.1	270
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.50%	(h)	10.84%				12/2030	2,594	2,570	0.9	2,607
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(5)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.50%	(h)	10.84%				12/2030	1,962	1,939	0.7	1,974
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)				12/2030	—	—	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%	(g)(h)(i)	11.33%				07/2030	229	224	0.1	229
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(1)	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.00%	(h)	11.35%				08/2026	515	510	0.2	515
Oakbridge Insurance Agency LLC	One stop	SF +	5.50%	(g)	10.83%				11/2029	1,688	1,673	0.6	1,688
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(2)	—	—
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(7)	—	—
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(h)	11.58%				05/2030	957	941	0.3	957
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(h)	11.58%				05/2030	319	313	0.1	319
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				06/2029	—	(1)	—	—
										12,645	12,471	4.4	12,670
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	8.44%	cash/	3.63%	PIK	05/2028	213	211	0.1	210
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	8.44%	cash/	3.63%	PIK	05/2028	116	114	—	115
Critical Start, Inc.	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	827	777	0.3	827
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	77	76	—	77
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	5.00%	(h)	10.35%				06/2029	4,889	4,863	1.7	4,889
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	5.25%	(h)	10.59%				06/2029	5	3	—	5
PDQ Intermediate, Inc.(17)	Subordinated debt	N/A			13.75%	PIK			10/2031	55	54	—	55
ReliaQuest Holdings, LLC(17)	One stop	SF +	6.75%	(h)	8.45%	cash/	3.63%	PIK	04/2031	5,689	5,661	2.0	5,660
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(1)	—	(1)
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(2)	—	(2)
WPEngine, Inc.	One stop	SF +	6.50%	(h)	11.82%				08/2029	244	240	0.1	244
WPEngine, Inc.	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.85%				07/2027	299	299	0.1	299
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.85%				07/2027	119	117	—	119
										12,533	12,410	4.3	12,497
Leisure Products
Movement Holdings, LLC	One stop	SF +	5.25%	(g)	10.59%				03/2030	1,807	1,790	0.6	1,807
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(3)	—	—
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(12)	—	—
										1,807	1,775	0.6	1,807
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	5.50%	(h)	10.84%				11/2029	$4,210	$4,120	1.5%	$4,210
Celerion Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2029	—	(14)	—	—
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	(1)
Graphpad Software, LLC	One stop	SF +	4.75%	(h)	10.08%				06/2031	1,926	1,916	0.6	1,916
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(2)	—	(2)
										6,136	6,018	2.1	6,123
Machinery
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(g)(h)	10.83%				12/2030	4,385	4,345	1.5	4,385
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(g)(h)	10.84%				12/2030	260	252	0.1	260
Blackbird Purchaser, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(5)	—	—
										4,645	4,592	1.6	4,645
Media
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(3)	—	(3)
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	10.08%				06/2030	1,770	1,757	0.6	1,756
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(7)	—	(7)
										1,770	1,747	0.6	1,746
Oil, Gas & Consumable Fuels
Envernus, Inc.	One stop	SF +	5.50%	(g)	10.84%				12/2029	2,935	2,895	1.0	2,935
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(3)	—	—
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
										2,935	2,891	1.0	2,935
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(h)	10.33%				05/2029	782	772	0.3	782
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(h)	10.33%				05/2029	53	52	—	53
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(g)	10.35%				05/2029	17	16	—	17
										852	840	0.3	852
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(g)	11.59%				05/2029	294	290	0.1	298
ALKU Intermediate Holdings, LLC	One stop	SF +	5.50%	(g)	10.84%				05/2029	33	32	—	33
bswift, LLC	One stop	SF +	6.38%	(h)	11.67%				11/2028	326	319	0.1	331
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(h)	10.40%				10/2027	261	259	0.1	261
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(h)	10.40%				10/2027	113	111	0.1	113
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(h)	10.40%				10/2027	34	33	—	34
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(h)	10.65%				10/2027	18	18	—	18
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(h)	10.66%				10/2027	37	36	—	37
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	10.35%				09/2028	224	221	0.1	224
DISA Holdings Corp.(17)	Subordinated debt	SF +	8.50%	(h)	11.84%	cash/	2.00%	PIK	03/2029	51	50	—	51
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	10.35%				09/2028	25	25	—	25
DISA Holdings Corp.	One stop	SF +	5.00%	(h)	10.35%				09/2028	31	31	—	32
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(2)	—	—
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	10.35%				09/2028	369	364	0.1	369
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(2)	—	—
										1,816	1,785	0.6	1,826
Software
Anaplan, Inc.	One stop	SF +	5.75%	(h)	11.08%				06/2029	9,257	9,192	3.2	9,257
Anaplan, Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2028	—	(1)	—	—
Anaplan, Inc.	One stop	SF +	5.75%	(h)	11.08%				06/2029	50	50	—	50
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(e)	10.45%				06/2029	647	612	0.2	647
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(e)	10.45%				06/2029	338	311	0.1	338
Arrow Buyer, Inc.	One stop	SF +	5.75%	(h)	11.08%				07/2030	1,086	1,062	0.4	1,086
Arrow Buyer, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(2)	—	—
Arrow Buyer, Inc.	One stop	SF +	5.75%	(h)	11.08%				07/2030	71	71	—	71
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	$—	$—	—%	$—
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Avetta, LLC	One stop	SF +	5.75%	(h)	11.10%				10/2030	3,120	3,057	1.1	3,120
Avetta, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(6)	—	—
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(g)	11.84%				03/2031	625	616	0.2	616
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(g)	11.84%				03/2031	910	893	0.3	888
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(3)	—	(3)
Baxter Planning Systems, LLC(17)	One stop	SF +	6.25%	(h)	8.20%	cash/	3.38%	PIK	05/2031	896	889	0.3	889
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(1)	—	(1)
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(1)	—	(1)
Bloomerang, LLC	One stop	SF +	6.00%	(h)	11.33%				12/2029	2,477	2,454	0.9	2,477
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(5)	—	—
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(7)	—	—
Coupa Holdings, LLC	One stop	SF +	5.50%	(h)	10.83%				02/2030	2,167	2,117	0.7	2,167
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2030	—	(2)	—	—
Crewline Buyer, Inc.	One stop	SF +	6.75%	(h)	12.08%				11/2030	6,163	6,079	2.1	6,163
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(9)	—	—
Evergreen IX Borrower 2023, LLC	One stop	SF +	6.00%	(h)	11.33%				09/2030	3,026	2,958	1.1	3,026
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(7)	—	—
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	7.91%	cash/	4.30%	PIK	07/2029	1,966	1,940	0.7	1,966
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	7.92%	cash/	4.30%	PIK	07/2029	1,284	1,264	0.4	1,284
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	7.91%	cash/	4.30%	PIK	07/2029	235	234	0.1	235
GTY Technology Holdings, Inc.	One stop	P +	5.25%	(a)	13.75%				07/2029	30	29	—	30
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(8)	—	2
GTY Technology Holdings, Inc.(17)	One stop	SF +	7.13%	(h)	8.01%	cash/	4.45%	PIK	07/2029	250	248	0.1	250
Hyland Software, Inc.	One stop	SF +	6.00%	(g)	11.34%				09/2030	7,247	7,151	2.5	7,247
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.	One stop	SF +	6.50%	(h)	11.83%				01/2030	3,968	3,895	1.4	3,968
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(7)	—	—
ICIMS, Inc.(17)	One stop	SF +	7.25%	(h)	8.70%	cash/	3.88%	PIK	08/2028	3,270	3,233	1.1	3,205
ICIMS, Inc.	One stop	SF +	6.75%	(h)	12.08%				08/2028	10	9	—	8
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(12)
IQN Holding Corp.	One stop	SF +	5.25%	(h)	10.60%				05/2029	800	794	0.3	800
IQN Holding Corp.	One stop	SF +	5.25%	(h)	10.60%				05/2028	7	7	—	7
Island Bidco AB(7)(11)	One stop	SF +	3.50%	(i)	8.76%				07/2028	761	757	0.3	761
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(b)(d)	3.65%	cash/	7.25%	PIK	07/2028	415	403	0.2	415
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(i)	8.76%	cash/	3.50%	PIK	07/2028	194	192	0.1	194
Island Bidco AB(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(11)	One stop	E +	6.50%	(d)	10.38%				07/2028	20	20	—	20
Kaseya Inc.(17)	One stop	SF +	5.50%	(h)	10.83%				06/2029	1,823	1,803	0.6	1,823
Kaseya Inc.(17)	One stop	SF +	5.50%	(h)	10.83%				06/2029	27	26	—	27
Kaseya Inc.(17)	One stop	SF +	5.50%	(h)	10.82%				06/2029	5	4	—	5
Kaseya Inc.	One stop	SF +	5.50%	(h)	10.83%				06/2029	7	6	—	7
Navex TopCo, Inc.	One stop	SF +	5.50%	(g)	10.83%				11/2030	5,863	5,757	2.0	5,863
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(9)	—	—
Panzura, LLC(17)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	56	52	—	50
PING Identity Holding Corp.	One stop	SF +	7.00%	(g)	12.34%				10/2029	642	634	0.2	642
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	10.60%				06/2029	2,665	2,647	0.9	2,665
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	10.60%				06/2029	2,246	2,230	0.8	2,246
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	$—	$(1)	—%	$—
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(e)	8.70%	cash/	2.55%	PIK	07/2029	725	670	0.2	703
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	6.05%	(f)	8.81%	cash/	2.55%	PIK	07/2029	135	134	0.1	132
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(e)	8.70%	cash/	2.55%	PIK	07/2029	53	49	—	52
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.00%	(g)	11.33%				08/2029	3,894	3,836	1.4	3,894
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(h)	11.48%				07/2028	552	542	0.2	552
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(2)	—	—
Togetherwork Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(5)	—	(5)
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(g)	10.58%				05/2031	5,897	5,847	2.0	5,853
Togetherwork Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(7)	—	(7)
Zendesk, Inc.(17)	One stop	SF +	6.25%	(h)	11.60%				11/2028	4,063	4,005	1.4	4,063
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(7)	—	—
										79,943	78,683	27.6	79,734
Specialty Retail
Biscuit Parent, LLC	One stop	SF +	4.75%	(h)	10.08%				02/2031	3,119	3,097	1.1	3,119
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(7)	—	—
Cavender Stores L.P.	Senior secured	SF +	5.00%	(h)	10.33%				10/2029	6,156	6,102	2.1	6,156
CVP Holdco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(3)	—	(3)
CVP Holdco, Inc.	One stop	SF +	5.00%	(h)	10.33%				06/2031	2,734	2,707	1.0	2,707
CVP Holdco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(4)	—	(4)
PetVet Care Centers LLC	One stop	SF +	6.00%	(g)	11.34%				11/2030	2,374	2,331	0.8	2,303
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(6)	—	(11)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(3)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	11.10%				08/2029	3,762	3,713	1.3	3,724
PPV Intermediate Holdings, LLC(17)	One stop	N/A			14.75%	PIK			08/2030	1,550	1,514	0.5	1,558
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	463	456	0.2	450
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	107	106	—	104
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	20	20	—	19
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	19	18	—	19
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(4)	—	(2)
Radiance Borrower, LLC(5)	One stop	SF +	5.25%		N/A(6)				06/2031	—	(3)	—	(3)
Radiance Borrower, LLC(17)	One stop	SF +	5.75%	(g)	8.34%	cash/	2.75%	PIK	06/2031	3,381	3,355	1.2	3,355
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	11.08%				08/2028	2,523	2,499	0.9	2,523
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	11.08%				08/2028	167	165	0.1	167
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	11.08%				08/2028	165	163	0.1	165
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	11.08%				08/2028	130	129	—	130
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(i)	14.26%				09/2029	22	20	—	22
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	11.08%				08/2028	54	54	—	54
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(1)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	11.08%				08/2028	41	41	—	41
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	11.08%				08/2028	38	38	—	38
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(4)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	14.33%	09/2029	$132	$130	—%	$131
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)	08/2028	—	(4)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.90%	08/2028	75	74	—	75
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)(i)	14.11%	09/2029	68	67	—	67
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	11.08%	08/2028	50	50	—	50
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	14.33%	09/2029	6	6	—	6
Salon Lofts Group, LLC(5)	Second lien	SF +	9.00%		N/A(6)	09/2029	—	(9)	—	(9)
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	11.08%	09/2029	259	257	0.1	259
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(i)	14.30%	09/2029	25	25	—	25
							27,440	27,089	9.4	27,235

Total debt investments							263,799	259,797	90.9	262,880

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A			N/A			15	$145	0.1%	$133

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A			N/A			—	44	—	54
Quick Quack Car Wash Holdings, LLC	LP units	N/A			N/A			751	751	0.3	751
Quick Quack Car Wash Holdings, LLC	LLC units	N/A			N/A			149	149	0.1	149
Yorkshire Parent, Inc.	LP units	N/A			N/A			—	24	—	24
									968	0.4	978
Commercial Services & Supplies
FR Vision Holdings, Inc.	LP units	N/A			N/A			—	19	—	20

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A			N/A			23	59	—	59
DP Flores Holdings, LLC	LLC units	N/A			N/A			50	50	—	63
HS Spa Holdings, Inc.	Common stock	N/A			N/A			33	33	—	33
NSG Buyer, Inc. (7)	LP units	N/A			N/A			—	397	0.2	475
Virginia Green Acquisition, LLC	LP units	N/A			N/A			18	18	—	19
									557	0.2	649
Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A			N/A			100	100	—	100

Insurance
Oakbridge Insurance Agency LLC	LP units	N/A			N/A			1	18	—	19

IT Services
Critical Start, Inc.	Common stock	N/A			N/A			17	17	—	18
Netwrix Corporation	LLC units	N/A			N/A			4	9	—	13
									26	—	31
Leisure Products
Movement Holdings, LLC	LLC units	N/A			N/A			—	107	—	107

Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A			N/A			186	186	0.1	186
Celerion Buyer, Inc.	LP units	N/A			N/A			186	—	—	92
									186	0.1	278
Software
Anaplan, Inc.	LP interest	N/A			N/A			364	364	0.2	562
Cynet Security Ltd.(7)(12)	Preferred stock	N/A			N/A			9	31	—	41
GTY Technology Holdings, Inc.	LP units	N/A			N/A			28	28	—	47
Kaseya Inc.(16)	Preferred stock	SF +	10.75%	(h)	16.08%	Non-Cash		—	421	0.2	447
Kaseya Inc.	LP interest	N/A			N/A			20	20	—	20
Onit, Inc.(16)	Preferred stock	N/A			15.00%	Non-Cash		—	53	—	60
Onit, Inc.	Warrant	N/A			N/A			—	7	—	9
Panzura, LLC	LLC units	N/A			N/A			1	4	—	1
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A			N/A			—	8	—	12
Zendesk, Inc.	LP units	N/A			N/A			9	91	0.1	125
									1,027	0.5	1,324
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A			—	$63	—%	$57

Total equity investments							3,216	1.3	3,696

Total investments							263,013	92.2	266,576

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.1%	(18)			$24,828	8.6%	$24,828
Total money market funds							24,828	8.6	24,828
Total investments and money market funds							$287,841	100.8%	$291,404
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Prime (“P”), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2024, as the loan may have priced or repriced based on an index rate prior to June 30, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of June 30, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.63% as of June 30, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.71% as of June 30, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.68% as of June 30, 2024.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.20% as of June 30, 2024.
(f) Denotes that all or a portion of the contract was indexed to Daily SOFR which was 5.33% as of June 30, 2024.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.34% as of June 30, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.32% as of June 30, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.25% as of June 30, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2024.
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
(6)The entire commitment was unfunded as of June 30, 2024. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, total non-qualifying assets at fair value represented 2.2% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(17)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2024.
(18)The rate shown is the annualized seven-day yield as of June 30, 2024.

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
Aerospace & Defense
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
Commercial Services & Supplies
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
Electronic Equipment, Instruments & Components
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
Healthcare Equipment & Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	11.64%	08/2028	$1,296	$1,285	0.9%	$1,296
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	11.64%	08/2028	20	19	—	20
							1,316	1,304	0.9	1,316
Healthcare Providers & Services
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
Hotels, Restaurants & Leisure
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
Aerospace & Defense
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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2024, interest income included $166 and $432, respectively, of accretion of discounts and amortization of premiums. For the three and nine months ended June 30, 2023, interest income included $74 and $192, respectively, of accretion of discounts and amortization of premiums. For the three and nine months ended June 30, 2024, the Company received loan origination fees of $759 and $2,389, respectively. For the three and nine months ended June 30, 2023, the Company received loan origination fees of $134 and $880, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2024, investment income included $362 and $1,090, respectively, of PIK interest and the Company capitalized PIK interest of $335 and $1,108, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2023, investment income included $210 and $439, respectively, of PIK interest and the Company capitalized PIK interest of $189 and $411, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three and nine months ended June 30, 2024, fee income included $1 from non-recurring prepayment premiums. For the three and nine months ended June 30, 2023, fee income included no prepayment premiums. All other income is recorded into income when earned.

For the three and nine months ended June 30, 2024, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $5,237 and $14,295, respectively. For the three and nine months ended June 30, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $1,727 and $5,170, respectively.

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

For the three and nine months ended June 30, 2024, the Company recognized PIK and non-cash dividend income of $19 and $52, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2024, the Company received no cash payments of accrued and capitalized preferred dividends. For the three and nine months ended June 30, 2023, the Company recognized PIK and non-cash dividend income of $12 and $34, respectively, which were capitalized into the cost basis of certain preferred equity

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
investments. For the three and nine months ended June 30, 2023, the Company received no cash payments of accrued and capitalized preferred dividends.

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

For the three and nine months ended June 30, 2024 and 2023, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2024 and September 30, 2023, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2024, the Company did not record any U.S. federal excise tax. For the nine months ended June 30, 2024, the Company recorded $28 for U.S. federal excise tax expense. For the three months ended June 30, 2023, the Company did not record any U.S. federal excise tax. For the nine months ended June 30, 2023, the Company recorded $40 for U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2024. The Company's tax returns for the 2022 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and nine months ended June 30, 2024, the Company amortized $29 and $88, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2023, the Company amortized $29 and $77, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of June 30, 2024 and September 30, 2023, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2024		As of September 30, 2023
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$378,341	$288,773	$374,916	$138,163

As of June 30, 2024 and September 30, 2023, the ratio of total contributed capital to total capital subscriptions was 76.3% and 36.9%, respectively, and the Company had uncalled capital commitments of $89,568 and $236,753, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLCU common stock issued for the nine months ended June 30, 2024 and 2023:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the nine months ended June 30, 2023
Issuance of shares	11/14/22	717,431.000	$15.00	$10,762
Issuance of shares	02/07/23	956,574.667	15.00	14,348
Issuance of shares	06/26/23	717,431.000	15.00	10,762
Shares issued for capital drawdowns		2,391,436.667		$35,872
Issuance of shares	11/23/22	1,664.799	$15.00	$25
Issuance of shares	12/29/22	4,782.751	15.00	72
Issuance of shares	03/01/23	2,895.367	15.00	44
Issuance of shares	03/22/23	3,478.115	15.00	52
Issuance of shares	05/24/23	8,465.003	15.00	127
Issuance of shares	06/22/23	3,231.487	15.00	48
Shares issued through DRIP		24,517.522		$368

Shares issued for the nine months ended June 30, 2024
Issuance of shares	10/27/23	1,124,891.000	$15.00	$16,873
Issuance of shares	11/10/23	1,124,891.000	15.00	16,873
Issuance of shares	12/15/23	1,999,805.999	15.00	29,997
Issuance of shares	03/18/24	1,124,891.000	15.00	16,874
Issuance of shares	05/03/24	1,135,022.533	15.00	17,025
Issuance of shares	05/17/24	1,135,022.533	15.00	17,025
Issuance of shares	06/04/24	2,396,158.667	15.00	35,943
Shares issued for capital drawdowns		10,040,682.732		$150,610

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

For the three and nine months ended June 30, 2024, the base management fee incurred by the Company was $578 and $1,427, respectively, and the base management fee irrevocably waived by the Investment Adviser was $193 and $759, respectively.

For the three and nine months ended June 30, 2023, the base management fee incurred by the Company was $219 and $582, respectively, and the base management fee irrevocably waived by the Investment Adviser was $146 and $509, respectively.

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

For the three and nine months ended June 30, 2024, the Income Incentive Fee incurred was $628 and $1,609, respectively. For the three and nine months ended June 30, 2023, the Income Incentive Fee incurred was $231 and $597, respectively. For the nine months ended June 30, 2023, $319 of the Income Incentive Fee was irrevocably waived by the Investment Adviser in connection with the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

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

As of June 30, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to June 30, 2024.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. For the three and nine months ended June 30, 2024, the Company accrued a capital gain incentive fee under GAAP of $114 and $273, respectively. For both the three and nine months ended June 30, 2023, the Company accrued a capital gain incentive fee of $27 under GAAP.

As of June 30, 2024 and September 30, 2023, there was $329 and $56, respectively, accrued for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

As of June 30, 2024 and September 30, 2023, included in accounts payable and other liabilities is $74 and $33, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $56 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both June 30, 2024 and September 30, 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301.

The Administrator and Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement, trustee fees, and fees payable pursuant to the Investment Advisory Agreement, net of the base management fee waivers described above, until the aggregate amount of such waived expense reimbursements equals $1,000 (the “Operating Expenses Reimbursement Waiver”). From the commencement of operations through March 31, 2023, the total operating expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived under the Operating Expenses Reimbursement Waiver totaled $1,000. For the nine months ended June 30, 2023, the Administrator and Investment Adviser waived the reimbursement of $195 in operating expenses.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2024 were $208 and $548, respectively. Total expenses reimbursed to the Administrator during both the three and nine months ended June 30, 2023 were $321. As of June 30, 2024 and September 30, 2023, there was $129 and $176, respectively, included in accounts payable and other liabilities for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15,000 of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of June 30, 2024, GGP Class B-P, LLC has an aggregate commitment of $40,011. As of June 30, 2024, the Company has issued 1,971,256.798 shares of its common stock, including 550,000 shares of its common stock purchased from other stockholders, to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $29,569 and has also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of June 30, 2024, permits the Company to borrow a maximum of $40,000 and expires on April 1, 2025. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of June 30, 2024 and September 30, 2023 consisted of the following:

	As of June 30, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$10,739	$10,623	$10,738	$3,826	$3,777	$3,772
One stop	251,949	248,085	251,048	105,246	103,352	103,849
Second lien	953	934	937	63	58	59
Subordinated debt	158	155	157	51	49	51
Equity	N/A	3,216	3,696	N/A	1,897	2,174
Total	$263,799	$263,013	$266,576	$109,186	$109,133	$109,905

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

	As of June 30, 2024		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$34,321	13.0%	$14,718	13.5%
Midwest	55,171	21.0	18,444	16.9
Northeast	38,302	14.6	21,957	20.1
Southeast	36,083	13.7	18,267	16.7
Southwest	32,523	12.4	8,190	7.5
West	61,194	23.3	22,983	21.1
United Kingdom	1,776	0.7	1,757	1.6
Luxembourg	840	0.3	848	0.8
Sweden	2,224	0.8	1,389	1.3
Israel	31	0.0 *	31	0.0 *
Denmark	548	0.2	549	0.5
Total	$263,013	100.0%	$109,133	100.0%
Fair Value:
United States
Mid-Atlantic	$34,799	13.0%	$14,829	13.5%
Midwest	55,860	21.0	18,561	16.9
Northeast	38,849	14.6	22,063	20.1
Southeast	36,548	13.7	18,351	16.7
Southwest	32,802	12.3	8,222	7.5
West	62,095	23.3	23,274	21.2
United Kingdom	1,872	0.7	1,735	1.6
Luxembourg	852	0.3	836	0.7
Sweden	2,294	0.9	1,436	1.3
Israel	41	0.0 *	38	0.0 *
Denmark	564	0.2	560	0.5
Total	$266,576	100.0%	$109,905	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2024 and September 30, 2023 were as follows:

	As of June 30, 2024		As of September 30, 2023
Amortized Cost:
Aerospace & Defense	$5,419	2.1%	$5,393	4.9%
Auto Components	6,177	2.4	—	—
Automobiles	13,637	5.2	4,543	4.2
Banks	817	0.3	—	—
Beverages	4,114	1.6	3,299	3.0
Capital Markets	2,573	1.0	—	—
Commercial Services & Supplies	13,888	5.3	467	0.4
Construction & Engineering	2,443	0.9	—	—
Diversified Consumer Services	24,250	9.2	6,978	6.4
Diversified Financial Services	3,511	1.3	744	0.7
Electrical Equipment	126	0.1	—	—
Electronic Equipment, Instruments & Components	1,508	0.6	1,541	1.4
Food Products	3,842	1.5	—	—
Healthcare Equipment & Supplies	5,889	2.2	1,304	1.2
Healthcare Providers & Services	5,872	2.2	918	0.8
Healthcare Technology	4,582	1.7	3,071	2.8
Hotels, Restaurants & Leisure	9,127	3.5	3,788	3.5
Household Durables	—	—	443	0.4
Industrial Conglomerates	3,510	1.3	1,103	1.0
Insurance	12,489	4.7	5,676	5.2
IT Services	12,436	4.7	5,857	5.4
Leisure Products	1,882	0.7	—	—
Life Sciences Tools & Services	6,204	2.4	4,320	4.0
Machinery	4,592	1.7	—	—
Media	1,747	0.7	—	—
Oil, Gas & Consumable Fuels	2,891	1.1	—	—
Pharmaceuticals	840	0.3	849	0.8
Professional Services	1,785	0.7	1,225	1.1
Software	79,710	30.3	48,748	44.7
Specialty Retail	27,152	10.3	8,866	8.1
Total	$263,013	100.0%	$109,133	100.0%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2024		As of September 30, 2023
Fair Value:
Aerospace & Defense	$5,583	2.1%	$—	—%
Auto Components	6,223	2.3	5,546	5.1
Automobiles	13,681	5.1	4,428	4.0
Banks	835	0.3	—	—
Beverages	4,195	1.6	3,301	3.0
Capital Markets	2,605	1.0	—	—
Commercial Services & Supplies	14,115	5.3	467	0.4
Construction & Engineering	2,443	0.9	—	—
Diversified Consumer Services	24,645	9.3	7,105	6.5
Diversified Financial Services	3,537	1.3	762	0.7
Electrical Equipment	130	0.0 *	—	—
Electronic Equipment, Instruments & Components	1,575	0.6	1,582	1.4
Food Products	3,900	1.5	—	—
Healthcare Equipment & Supplies	5,937	2.2	3,044	2.8
Healthcare Providers & Services	5,977	2.2	1,316	1.2
Healthcare Technology	4,612	1.7	910	0.8
Hotels, Restaurants & Leisure	9,175	3.5	3,817	3.5
Household Durables	—	—	458	0.4
Industrial Conglomerates	3,522	1.3	1,118	1.0
Insurance	12,689	4.8	5,757	5.3
IT Services	12,528	4.7	5,841	5.3
Leisure Products	1,914	0.7	—	—
Life Sciences Tools & Services	6,401	2.4	4,485	4.1
Machinery	4,645	1.8	—	—
Media	1,746	0.7	—	—
Oil, Gas & Consumable Fuels	2,935	1.1	—	—
Pharmaceuticals	852	0.3	836	0.8
Professional Services	1,826	0.7	1,247	1.1
Software	81,058	30.4	49,063	44.6
Specialty Retail	27,292	10.2	8,822	8.0
Total	$266,576	100.0%	$109,905	100.0%

*	Represents an amount less than 0.1%

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

The outstanding forward currency contracts as of June 30, 2024 and September 30, 2023 were as follows:

As of June 30, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$1	$—
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	—	(48)
						$1	$(48)

As of September 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£1,125	GBP	$1,247	USD	10/13/2023	$—	$(126)
Macquarie Bank Limited	€1,150	EUR	$1,148	USD	10/13/2023	—	(68)
						$—	$(194)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2024 and September 30, 2023.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2024
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$1	$(48)	$(47)	$47	$—

As of September 30, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(194)	$(194)	$194	$—

(1)The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the three and nine months ended June 30, 2024 and 2023 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Foreign exchange	$—	$—	$(211)	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Foreign exchange	$17	$(40)	$147	$(290)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2024 and 2023:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Forward currency contracts	$3,450	$2,395	$3,438	$2,307

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2024 and 2023. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2024 and September 30, 2023 were valued using Level 3 inputs. As of both June 30, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2024 and September 30, 2023:

As of June 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$262,880	$262,880
Equity investments(1)	—	—	3,696	3,696
Money market funds(1)(2)	24,828	—	—	24,828
Forward currency contracts	—	1	—	1
Total assets, at fair value:	$24,828	$1	$266,576	$291,405
Liabilities, at fair value:
Forward currency contracts	$—	$48	$—	$48
Total liabilities, at fair value:	$—	$48	$—	$48

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$107,731	$107,731
Equity investments(1)	—	—	2,174	2,174
Money market funds(1)(2)	8,682	—	—	$8,682
Total assets, at fair value:	$8,682	$—	$109,905	$118,587
Liabilities, at fair value:
Forward currency contracts	$—	$194	$—	$194
Total liabilities, at fair value:	$—	$194	$—	$194

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2024, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2024 was $1,125 and $2,788, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2023, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2023 was $322 and $882, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2024 and 2023:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	For the nine months ended June 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$107,731	$2,174	$109,905
Net change in unrealized appreciation (depreciation) on investments	2,510	203	2,713
Net translation of investments in foreign currencies	79	—	79
Realized gain (loss) on investments	—	(3)	(3)
Realized gain (loss) on translation of investments in foreign currencies	3	—	3
Fundings of (proceeds from) revolving loans, net	108	—	108
Fundings of investments	152,989	1,270	154,259
PIK interest and non-cash dividends	1,108	52	1,160
Proceeds from principal payments and sales of portfolio investments	(2,080)	—	(2,080)
Accretion of discounts and amortization of premiums	432	—	432
Fair value, end of period	$262,880	$3,696	$266,576

	For the nine months ended June 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$52,962	$1,028	$53,990
Net change in unrealized appreciation (depreciation) on investments	421	130	551
Net translation of investments in foreign currencies	315	—	315
Fundings of (proceeds from) revolving loans, net	157	—	157
Fundings of investments	37,430	896	38,326
PIK interest and non-cash dividends	411	35	446
Proceeds from principal payments and sales of portfolio investments	(1,620)	(52)	(1,672)
Accretion of discounts and amortization of premiums	192	—	192
Fair value, end of period	$90,268	$2,037	$92,305

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024 and September 30, 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$10,738	Yield analysis	Market interest rate	9.3% - 10.0% (9.5%)
		Market comparable companies	EBITDA multiples	6.5x - 16.0x (8.9x)
One stop loans(2)	$243,802	Yield analysis	Market interest rate	7.0% - 19.3% (10.2%)
		Market comparable companies	EBITDA multiples	6.8x - 39.0x (16.3x)
		Market comparable companies	Revenue multiples	3.0x - 17.0x (10.5x)
	7,246	Broker/ Dealer bids or quotes	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans	$1,094	Yield analysis	Market interest rate	9.3% - 15.8% (10.9%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (11.3x)
Equity(3)	$3,696	Market comparable companies	EBITDA multiples	9.0x - 23.0x (16.8x)
			Revenue multiples	3.0x - 17.0x (14.2x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $193,733 and $50,069 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $2,821 and $875 of equity investments using EBITDA and revenue multiples, respectively.

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

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2024 and September 30, 2023, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2024 and September 30, 2023, the Company was permitted to borrow up to $40,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 1, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2024 was 5.0%. For the three and nine months ended June 30, 2024 and 2023, the Company had no borrowings and made no repayments on the Adviser Revolver. As of June 30, 2024 and September 30, 2023, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9. Commitments and Contingencies

Commitments: As of June 30, 2024, the Company had outstanding commitments to fund investments totaling $68,259, including $20,457 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $16,132, including $3,472 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6. Forward Currency Contracts for outstanding forward currency contracts as of June 30, 2024 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2024	2023
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(1.21)	(1.08)
Net investment income - after tax	1.03	1.00
Net realized gain (loss) on investment transactions	(0.01)	0.00 ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.19	0.08
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	8.26%	7.34%
Number of common shares outstanding	19,277,956.341	6,987,780.543

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023
Ratio of net investment income - after tax to average net assets*(5)	9.21%	8.88%
Ratio of total expenses to average net assets*(5)	2.41%	2.75%
Ratio of management fee waiver to average net assets*	(0.49)%	(0.80)%
Ratio of incentive fee waiver to average net assets(5)	—%	(0.37)%
Ratio of operating expense waiver to average net assets(5)	—%	(0.23)%
Ratio of incentive fees to average net assets(5)	0.91%	0.73%
Ratio of excise tax to average net assets(5)	0.01%	0.05%
Ratio of net expenses to average net assets*(5)	1.92%	1.35%
Ratio of total expenses (without incentive fees) to average net assets*(5)	1.50%	1.23%
Total return based on average net asset value(6)	8.22%	7.32%
Total return based on average net asset value - annualized*(6)	10.98%	9.79%
Net assets at end of period	$289,169	$104,817
Average debt outstanding	$—	$—
Average debt outstanding per share	$—	$—
Portfolio Turnover*	1.51%	2.92%
Asset coverage ratio(7)	N/A	N/A
Asset coverage ratio per unit(8)	N/A	N/A
Average market value per unit(9):
Adviser Revolver	N/A	N/A

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of June 30, 2024 and June 30, 2023.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of June 30, 2024 and June 30, 2023.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2024 and 2023:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Earnings available to stockholders	$6,670	$2,323	$16,933	$6,242
Basic and diluted weighted average shares outstanding	16,619,869	6,301,927	13,766,511	5,699,765
Basic and diluted earnings per share	$0.40	$0.37	$1.23	$1.10

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2024
08/03/2023	10/20/2023	12/28/2023	9,237,273.609	$0.1143	$1,056
11/17/2023	11/20/2023	12/28/2023	11,487,055.609	0.1247	1,432
11/17/2023	12/15/2023	02/21/2024	13,486,861.608	0.1139	1,536
11/17/2023	01/19/2024	03/20/2024	13,486,861.608	0.1206	1,625
02/02/2024	02/26/2024	05/22/2024	13,486,861.608	0.1434	1,934
02/02/2024	03/15/2024	05/22/2024	13,486,861.608	0.1987	2,680
02/02/2024	04/19/2024	06/17/2024	14,611,752.608	0.1138	1,663
05/03/2024	05/27/2024	08/21/2024	16,881,797.674	0.1632	2,755
05/03/2024	06/21/2024	08/21/2024	19,277,956.341	0.1168	2,252
Total dividends declared for the nine months ended June 30, 2024					$16,933

For the nine months ended June 30, 2023
08/05/2022	10/18/2022	12/29/2022	4,571,826.354	$0.0980	$447
11/18/2022	11/21/2022	12/29/2022	5,289,257.354	0.0964	510
11/18/2022	12/15/2022	03/01/2023	5,290,922.153	0.1096	580
11/18/2022	01/17/2023	03/22/2023	5,295,704.904	0.1301	690
02/07/2023	02/24/2023	05/24/2023	6,252,279.571	0.1148	718
02/07/2023	03/17/2023	05/24/2023	6,255,174.938	0.1558	974
02/07/2023	04/28/2023	06/22/2023	6,258,653.053	0.1023	640
05/05/2023	05/26/2023	08/23/2023	6,267,118.056	0.1106	693
05/05/2023	06/16/2023	08/23/2023	6,267,118.056	0.1579	990
Total dividends declared for the nine months ended June 30, 2023					$6,242

There were no distributions reinvested during the nine months ended June 30, 2024. The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2023:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the nine months ended June 30, 2023
November 23, 2022	1,664.799	$15.00	$25
December 29, 2022	4,782.751	15.00	72
March 1, 2023	2,895.367	15.00	44
March 22, 2023	3,478.115	15.00	52
May 24, 2023	8,465.003	15.00	127
June 22, 2023	3,231.487	15.00	48
	24,517.522		$368

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
On June 21, 2024, the Company issued a capital call to stockholders that was due on July 3, 2024. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	07/03/2024	1,135,022.533	$15.00	$17,025

On May 3, 2024 and August 2, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2024	September 18, 2024
In an amount (if positive) such that the net asset value of the Company as of July 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2024 through July 31, 2024 and the payment of this distribution is $15.00 per share.

August 27, 2024	November 19, 2024
In an amount (if positive) such that the net asset value of the Company as of August 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2024 through August 31, 2024 and the payment of this distribution is $15.00 per share.

September 17, 2024	November 19, 2024
In an amount (if positive) such that the net asset value of the Company as of September 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2024 through September 30, 2024 and the payment of this distribution is $15.00 per share.

October 15, 2024	December 18, 2024
In an amount (if positive) such that the net asset value of the Company as of October 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2024 through October 31, 2024 and the payment of this distribution is $15.00 per share.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $70.0 billion in capital under management as of April 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2024 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of June 30, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$10,738	4.0%	$3,772	3.4%
One stop	251,048	94.1	103,849	94.5
Second lien	937	0.4	59	0.1
Subordinated debt	157	0.1	51	0.0 *
Equity	3,696	1.4	2,174	2.0
Total	$266,576	100.0%	$109,905	100.0%
* Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2024 and September 30, 2023, one stop loans included $50.1 million and $30.9 million, respectively, of recurring revenue loans at fair value.

As of June 30, 2024 and September 30, 2023, we had debt and equity investments in 115 and 66 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the annualized total return based on our average net asset value, in each case, and our net investment income - return on equity for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023:

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Weighted average income yield(1)*	12.0%	12.4%	12.3%	11.2%
Weighted average investment income yield(2)*	12.3%	12.8%	12.6%	11.5%
Total return based on average net asset value(3)*	10.8%	12.3%	11.0%	9.8%
Net investment income - return on equity(4)*	8.9%	9.6%	9.2%	8.9%

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
As of June 30, 2024, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 10.4% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the nine months ended June 30, 2024 and 2023, GDLCU earned a fiscal year-to-date IRR of 12.8% and 10.7%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On June 21, 2024, we issued a capital call to stockholders that was due on July 3, 2024. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	07/03/2024	1,135,022.533	$15.00	$17.0 million

On May 3, 2024 and August 2, 2024, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2024	September 18, 2024
In an amount (if positive) such that our net asset value as of July 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period July 1, 2024 through July 31, 2024 and the payment of this distribution is $15.00 per share.

August 27, 2024	November 19, 2024
In an amount (if positive) such that our net asset value as of August 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2024 through August 31, 2024 and the payment of this distribution is $15.00 per share.

Record Date	Payment Date	Amount Per Share
September 17, 2024	November 19, 2024
In an amount (if positive) such that our net asset value as of September 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2024 through September 30, 2024 and the payment of this distribution is $15.00 per share.

October 15, 2024	December 18, 2024
In an amount (if positive) such that our net asset value as of October 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2024 through October 31, 2024 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2024	March 31, 2024	June 30, 2024 vs. March 31, 2024	June 30, 2024	June 30, 2023	June 30, 2024 vs. June 30, 2023
	(In thousands)
Interest income	$6,376	$5,481	$895	$16,024	$5,875	$10,149
Payment-in-kind interest income	362	351	11	1,090	439	651
Accretion of discounts and amortization of premiums	166	157	9	432	192	240
Non-cash dividend income	19	19	—	52	35	17
Fee income	22	21	1	56	14	42
Total investment income	6,945	6,029	916	17,654	6,555	11,099
Net expenses	1,414	1,149	265	3,423	855	2,568
Net investment income - before tax	5,531	4,880	651	14,231	5,700	8,531
Excise tax	—	8	(8)	28	40	(12)
Net investment income - after tax	5,531	4,872	659	14,203	5,660	8,543
Net realized gain (loss) on investment transactions	1	3	(2)	(206)	7	(213)
Net change in unrealized appreciation (depreciation) on investment transactions	1,138	1,364	(226)	2,936	575	2,361
Net increase in net assets resulting from operations	$6,670	$6,239	$431	$16,933	$6,242	$10,691
Average earning debt investments, at fair value	$226,164	$189,429	$36,735	$186,244	$75,513	$110,731
Average earning preferred equity investments, at fair value	$479	$459	$20	$432	$369	$63

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

Investment Income

Investment income increased from the three months ended March 31, 2024 to the three months ended June 30, 2024 by $0.9 million, primarily due to an increase in interest income due to an increase in the average earning debt investments balance of $36.7 million, which offset the impact of spread compression.

Investment income increased from the nine months ended June 30, 2023 to the nine months ended June 30, 2024 by $11.1 million, primarily due to an increase in interest and payment in kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $110.7 million coupled with higher interest base rates outstanding for the nine months ended June 30, 2024 as compared to the nine months ended June 30, 2023.

The annualized income yield by debt security type for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023 are as follows:

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Senior secured	11.0%	11.2%	11.1%	10.8%
One stop	11.7%	11.9%	11.9%	11.1%
Second lien	14.6%	15.4%	15.4%	—
Subordinated debt	14.5%	14.7%	14.6%	14.8%

Income yields on senior secured loans decreased from the three months ended March 31, 2024 to the three months ended June 30, 2024 primarily due to the impact of spread compression on new investments, and, to a lesser extent, amendments to existing loans. Income yields on senior secured and one stop loans increased from the nine months ended June 30, 2023 to the nine months ended June 30, 2024 primarily due to higher interest base rates outstanding for the nine months ended June 30, 2024 as compared to the nine months ended June 30, 2023. Our loan portfolio is partially insulated from a drop in floating interest rates, as 96.9% of our loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2024 and September 30, 2023, the weighted average base rate floor of our loans was 0.79% and 0.74%, respectively.

As of June 30, 2024, we have second lien investments in two portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2024	March 31, 2024	June 30, 2024 vs. March 31, 2024	June 30, 2024	June 30, 2023	June 30, 2024 vs. June 30, 2023
	(In thousands)
Base management fee, net of waiver	$385	$161	$224	$668	$73	$595
Income incentive fee, net of waiver	628	556	72	1,609	278	1,331
Capital gain incentive fee accrued under GAAP	114	137	(23)	273	27	246
Professional fees	190	212	(22)	595	539	56
Administrative service fee	75	58	17	173	69	104
General and administrative expenses	22	25	(3)	105	64	41
Operating expenses reimbursement waived	—	—	—	—	(195)	195
Net expenses	$1,414	$1,149	$265	$3,423	$855	$2,568

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average adjusted gross assets for the three months ended March 31, 2024 to the three months ended June 30, 2024. The base management fee, net of waiver, increased for the nine months ended June 30, 2024 as compared to the nine months ended June 30, 2023 primarily as a result of an increase in average adjusted gross assets and certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares in our common stock where GC Advisors agreed to waive 66.7% of the base management fee for the three months ended March 31, 2023 and for the six months ended March 31, 2024, and 33.3% of the base management fee for the three months ended June 30, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $0.1 million from the three months ended March 31, 2024 to the three months ended June 30, 2024 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4. Related Party Transactions to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth. The Income Incentive Fee, net of waiver, increased by $1.3 million from the nine months ended June 30, 2023 to the nine months ended June 30, 2024 as a result of a $0.3 million Income Incentive Fee waiver during the nine months ended June 30, 2023 in connection with the Operating Expenses Reimbursement Waiver (as described in Note 4. Related Party Transactions to our consolidated financial statements) coupled with an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising interest base rates and an increase in accretion income. For each of the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023, we were fully through the catch up and the Income Incentive Fee was equal to 10% of Pre-Incentive Fee Net Investment Income.

As of June 30, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2024 and September 30, 2023, there was $0.3 million and less than $0.1 million, respectively, in capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. For the nine months ended June 30, 2024 and June 30, 2023, the accrual for a capital gain incentive fee under GAAP was $0.3 million and less than $0.1 million, respectively. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2024 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses remained relatively flat from the three months ended March 31, 2024 to the three months ended June 30, 2024.

In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.2 million from the nine months ended June 30, 2023 to the nine months ended June 30, 2024 primarily due to $0.2 million of expense reimbursements waived during the nine months ended June 30, 2023 in connection with the Operating Expenses Reimbursement Waiver (as described in Note 4. Related Party Transactions to our consolidated financial statements).

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during both the three months ended June 30, 2024 and March 31, 2024 were $0.2 million. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2024 and June 30, 2023 were $0.5 million and $0.3 million, respectively.

As of June 30, 2024 and September 30, 2023, included in accounts payable and other liabilities were $0.1 million and $0.2 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2024	March 31, 2024	June 30, 2024 vs. March 31, 2024	June 30, 2024	June 30, 2023	June 30, 2024 vs. June 30, 2023
	(In thousands)
Net realized gain (loss) from investments	$—	$—	$—	$(3)	$—	$(3)
Net realized gain (loss) from forward currency contracts	—	—	—	(211)	—	(211)
Net realized gain (loss) from foreign currency transactions	1	3	(2)	8	7	1
Net realized gain (loss) from investment transactions	$1	$3	$(2)	$(206)	$7	$(213)
Unrealized appreciation from investments	$1,382	$1,464	$(82)	$2,854	$981	$1,873
Unrealized (depreciation) from investments	(250)	(105)	(145)	(141)	(430)	289
Unrealized appreciation (depreciation) from forward currency contracts	17	63	(46)	147	(290)	437
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(11)	(58)	47	76	314	(238)
Net change in unrealized appreciation (depreciation) on investment transactions	$1,138	$1,364	$(226)	$2,936	$575	$2,361
During the three months ended June 30, 2024, we had a net realized gain of $1,000 due to realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended March 31, 2024, we had a net realized gain of $3,000 due to realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the nine months ended June 30, 2024, we had a net realized loss of $0.2 million, primarily driven by the realized losses on the settlement of forward currency contracts.

During the nine months ended June 30, 2023, we had a net realized gain of $7,000 due to realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended June 30, 2024, we had $1.4 million in unrealized appreciation on 59 portfolio company investments, which was offset by $0.3 million in unrealized depreciation on 74 portfolio company investments. For the three months ended March 31, 2024, we had $1.5 million in unrealized appreciation on 61 portfolio company investments, which was offset by $0.1 million in unrealized depreciation on 50 portfolio company investments.

Unrealized appreciation for the three months ended June 30, 2024 and March 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended June 30, 2024 and March 31, 2024 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the nine months ended June 30, 2024, we had $2.9 million in unrealized appreciation on 93 portfolio company investments, which was offset by $0.1 million in unrealized depreciation on 40 portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2024 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the nine months ended June 30, 2023, we had $1.0 million in unrealized appreciation on 39 portfolio company investments, which was offset by $0.4 million in unrealized depreciation on 23 portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2024 primarily resulted from an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2023 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first two quarters of the 2023 fiscal year and the amortization of discounts during the quarter on recently originated loans.

Liquidity and Capital Resources

For the nine months ended June 30, 2024, we experienced a net decrease in cash and cash equivalents and foreign currencies of $2.0 million. During the period, we used $140.9 million in operating activities, primarily as a result of fundings of portfolio investments of $154.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $2.1 million. During the same period, cash provided by financing activities was $139.0 million, primarily as a result of proceeds from the issuance of common shares of $150.6 million, offset by distributions paid of $13.9 million.

For the nine months ended June 30, 2023, we experienced a net decrease in cash and foreign currencies of $3.2 million. During the period, we used $32.3 million in operating activities, primarily as a result of fundings of portfolio investments of $38.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $1.7 million. During the same period, cash provided by financing activities was $29.2 million, primarily as a result of proceeds from the issuance of common shares of $33.8 million, offset by distributions paid of $4.5 million.

As of June 30, 2024 and September 30, 2023, we had $28.2 million and $30.1 million, respectively, of cash and cash equivalents and $0.2 million and $0.3 million, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of June 30, 2024 and September 30, 2023, we had investor capital subscriptions totaling $378.3 million and $374.9 million, respectively, of which $288.8 million and $138.2 million, respectively, had been called and contributed, leaving $89.6 million and $236.8 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facility

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of June 30, 2024 and September 30, 2023, we were permitted to borrow up to $40.0 million at any one time outstanding under the Adviser Revolver. As of June 30, 2024 and September 30, 2023, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of June 30, 2024, we did not have any outstanding borrowings.

As of June 30, 2024, we had outstanding commitments to fund investments totaling $68.3 million, including $20.5 million of unfunded commitments on revolvers. As of September 30, 2023, we had outstanding commitments to fund investments totaling $16.1 million, including $3.5 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2024 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of June 30, 2024. As of June 30, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6. Forward Currency Contracts of our consolidated financial statements for outstanding forward currency contracts as of June 30, 2024 and September 30, 2023.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2024 and September 30, 2023, we had investments in 115 and 66 portfolio companies, respectively, with a total fair value of $266.6 million and $109.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023:

	Three months ended				Nine months ended
	June 30, 2024		March 31, 2024		June 30, 2024		June 30, 2023
	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage
Senior secured	$145	0.2%	$743	2.2%	$7,075	3.4%	$93	0.3%
One stop	83,441	96.7	33,505	97.3	199,012	95.2	37,318	97.4
Second lien	1,622	1.9	—	—	1,622	0.8	—	—
Subordinated debt	—	—	50	0.1	100	0.0 *	50	0.1
Equity	1,059	1.2	127	0.4	1,271	0.6	844	2.2
Total new investment commitments	$86,267	100.0%	$34,425	100.0%	$209,080	100.0%	$38,305	100.0%
* Represents an amount less than 0.1%

For the nine months ended June 30, 2024, we had approximately $2.1 million in proceeds from principal payments and sales of portfolio investments.

For the nine months ended June 30, 2023, we had approximately $1.7 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$10,739	$10,623	$10,738	$3,826	$3,777	$3,772
One stop	251,949	248,085	251,048	105,246	103,352	103,849
Second lien	953	934	937	63	58	59
Subordinated debt	158	155	157	51	49	51
Equity	N/A	3,216	3,696	N/A	1,897	2,174
Total	$263,799	$263,013	$266,576	$109,186	$109,133	$109,905

(1)As of June 30, 2024, $40.9 million and $41.3 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2023, $22.5 million and $22.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of both June 30, 2024 and September 30, 2023, we had no loans on non-accrual status. As of June 30, 2024 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 99.7% and 98.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023:

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Weighted average rate of new investment fundings	10.7%	10.9%	11.0%	11.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.3%	5.5%	5.6%	6.7%
Weighted average fees of new investment fundings	0.8%	1.2%	1.1%	1.8%
Weighted average rate of sales and payoffs of portfolio investments	11.8%	11.8%	11.8%	9.4%

As of June 30, 2024, 96.9% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 95.8% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of June 30, 2024 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $85.7 million and $96.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ internal performance ratings:

Internal Performance Ratings
Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk factors are generally favorable.
4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected, and the risk factors are neutral to favorable.
3	Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower may be out of compliance with debt covenants; however, loan payments are generally not past due.
2	Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments could be past due (but generally not more than 180 days past due).
1	Involves a borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2024 and September 30, 2023:

	As of June 30, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$3,451	1.3%	$—	—%
4	262,936	98.6	109,525	99.7
3	188	0.1	380	0.3
2	1	0.0 *	—	—
1	—	—	—	—
Total	$266,576	100.0%	$109,905	100.0%
* Represents an amount less than 0.1%

The table below details the weighted average price of our debt investments by internal performance rating held as of June 30, 2024 and September 30, 2023:

	Weighted Average Price[1]
Category	As of June 30, 2024	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.7%	98.7%
Internal Performance Rating 3 (Performing Below Expectations)	94.5	92.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.7%	98.7%

(1)Includes only debt investments held as of June 30, 2024 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us for $25.0 million. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15.0 million of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of June 30, 2024, we have issued 1,971,256.798 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $29.6 million, and have also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, or GDLC, Golub Capital BDC 4, Inc., or GBDC 4, and Golub Capital Private Credit Fund, or GCRED, all of which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, most of our officers and directors serve in similar capacities for GBDC, GDLC, GBDC 4 and GCRED. If GC Advisors and its affiliates determine that an investment is appropriate for us,

GBDC, GDLC, GBDC 4, GCRED, and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2024 and 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2024 and September 30, 2023 were valued using Level 3 inputs. As of both June 30, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of June 30, 2024 and September 30, 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three months ended June 30, 2024 and 2023, we did not record any U.S. federal excise tax. For the nine months ended June 30, 2024 and 2023, we recorded $28,000 and $40,000, respectively, for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2024 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.79% and 0.74%, respectively. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
(In thousands)
Down 200 basis points	$(5,118)
Down 150 basis points	(3,839)
Down 100 basis points	(2,559)
Down 50 basis points	(1,280)
Up 50 basis points	1,280
Up 100 basis points	2,559
Up 150 basis points	3,839
Up 200 basis points	5,118

(1)Assumes applicable three-month base rate as of June 30, 2024, with the exception of SONIA and Prime that utilize the June 30, 2024 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended June 30, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Golub Capital Direct Lending Unlevered Corporation

Date: August 8, 2024	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)