Form 10-K
period 2024-09-30
Golub Capital Direct Lending Unlevered Corp
filed 2024-11-27
CIK 1901606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________________________
Form 10-K
_______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of September 30, 2024, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of November 27, 2024 is 21,548,001.407.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2024.

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

•“GC Advisors” refers to GC Advisors LLC, our investment adviser;

•“Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator;

•“Adviser Revolver” refers to the line of credit with GC Advisors, which allowed for borrowing up to $40.0 million as of September 30, 2024;

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

The use of “unlevered” in our name is intended to mean that we will be unlevered, except for borrowings on a short term basis to fulfill working capital needs, and that we will not incur leverage to the same extent as is customary for other business development companies. Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $70.0 billion of capital under management as of October 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

About Golub Capital
Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of October 1, 2024, Golub Capital had over $70.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 390 middle-market sponsors and repeat transactions with over 270 sponsors.

Golub Capital’s middle-market lending group is managed by an eight-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2024, Golub Capital had more than 220 investment professionals supported by more than 775 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends
We have identified the following trends that could affect our business:

Target Market.  We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We continue to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of economic disruptions.

Specialized Lending Requirements.  We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle market companies. For example, based on the experience of our management team, lending to U.S. middle market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle market and (3) also requires more extensive ongoing monitoring by the lender.

Demand for Debt Capital.  We believe there is a large pool of committed but uninvested private equity capital for middle market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and subordinated debt from other sources, such as us.

Competition from Bank Lenders.  We believe that many traditional bank lenders to middle market businesses have either exited or de-emphasized their service and product offerings in the middle market. These traditional lenders have instead focused on lending and providing other services to large corporate clients. We believe this has resulted in fewer key players and the reduced availability of debt capital to the companies we target.

Market Environment: We believe middle market investments are likely to excel in uncertain market environments, and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.1 In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) Standard & Poor’s “High-End Middle-Market Lending Review 4Q 2023” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in January 2000.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 1,000 employees, led by our chairman, Lawrence E. Golub, and our president and chief executive officer, David B. Golub. As of September 30, 2024, Golub Capital’s more than 220 investment professionals had an average of approximately 14 years of investment experience and were supported by more than 775 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC, Inc., a Delaware corporation, or GBDC; (ii) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; (iii) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC 4, and (iv) Golub Capital Private Credit Fund, a Delaware statutory trust, or GCRED, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans and, in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q2 2024 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 390 middle-market sponsors and repeat transactions with over 270 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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

Concentrated Middle-Market Focus. Because of our focus on the middle-market, we understand the following general characteristics of middle-market lending:

•middle-market companies are generally less leveraged than large companies and, we believe, offer more attractive investment returns in the form of upfront fees, prepayment penalties and higher interest rates;
•middle-market issuers are more likely to have simple capital structures;
•carefully structured covenant packages enable middle-market lenders to take early action to remediate poor financial performance; and
•middle-market lenders can undertake thorough due diligence investigations prior to investment.

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
•insulation from the effects of economic disruptions;
•stable, predictable cash flows with low technology and market risks;
•a substantial equity cushion in the form of capital ranking junior to our investment provided by a middle market private equity sponsor;
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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,600 loans at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in North America, Europe and Asia. Each of Golub Capital’s originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, which uses a combination of analyses, including (1) fundamental analysis of a business’s financial statements, health, management, competitive advantages, competitors and markets; (2) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors; (3) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators; and (4) analysis of proprietary and secondary models. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Based upon a combination of bottom-up analysis of the individual investment and GC Advisors’ expectations of future market conditions, GC Advisors seeks to assess the relative risk and reward for each investment. GC Advisors seeks to mitigate the risks of a single company or single industry through portfolio diversification. GC Advisors also considers environmental, social and governance considerations in the investment decision-making process, in accordance with its ESG policy, including analysis of the likelihood of material ESG-related risk based on the industry and industry subsector of the potential portfolio company, with further diligence and analysis based on this categorization as well as other factors identified during diligence. ESG related risks can include, among others, issues related to environmental impact and climate change, anti-discrimination and anti-harassment, data privacy and security, social and labor conditions and ethics and compliance. Although GC Advisors typically avoids investing in portfolio companies in industries that tend to raise ESG related risks, GC Advisors would not necessarily pass on such investment opportunities solely for ESG reasons. Golub Capital’s due diligence process for middle-market credits will typically entail:

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2024 and 2023:

	As of September 30, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$331	0.1%	$—	—%
4	291,978	98.7	109,525	99.7
3	3,516	1.2	380	0.3
2	—	—	—	—
1	—	—	—	—
Total	$295,825	100.0%	$109,905	100.0%

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

GC Advisors structures our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans. GC Advisors structures investments in senior secured loans, where we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. Our senior secured loans often provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Our senior secured loans could include a payment in kind, or PIK, feature.

One Stop Loans. GC Advisors structures our one stop loans as senior secured loans. A one stop loan is a single loan that blends the characteristics of traditional senior debt and traditional junior debt. The structure generally combines the stronger lender protections associated with first lien senior secured debt with the superior economics of junior capital. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In some cases, one stop loans are provided to borrowers experiencing high revenue growth supported by a high level of discretionary expenditures. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. One stop loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Our one stop loans could include a PIK feature. One stop loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of a one stop loan, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

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
We expect to hold most of our investments to maturity or repayment, but we could sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. We also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2024, as well as the top ten industries in which we were invested as of September 30, 2024, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments (In thousands)	Percentage of Total Investments
Anaplan, Inc.	$9,871	3.3%
Hyland Software, Inc.	7,228	2.4
Togetherwork Holdings, LLC	6,191	2.1
Crewline Buyer, Inc. (New Relic)	6,163	2.1
Cavender Stores L.P.	6,141	2.1
Quick Quack Car Wash Holdings, LLC	6,034	2.0
PPV Intermediate Holdings, LLC (Vetcor)	6,022	2.0
Navex TopCo, Inc.	5,849	2.0
Apex Service Partners, LLC	5,794	2.0
ReliaQuest Holdings, LLC	5,741	1.9
	$65,034	21.9%

Industry	Fair Value of Investments (In thousands)	Percentage of Total Investments
Software	$88,009	29.8%
Specialty Retail	27,676	9.4
Diversified Consumer Services	24,058	8.1
Commercial Services & Supplies	17,507	5.9
Automobiles	16,065	5.4
Insurance	14,592	4.9
IT Services	12,680	4.3
Hotels, Restaurants & Leisure	12,066	4.1
Healthcare Technology	7,598	2.6
Life Sciences Tools & Services	6,499	2.2
	$226,750	76.7%

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
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our valuation designee and, as a result, there could be uncertainty as to the value of our portfolio investments.
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

GC Advisors has agreed to certain waivers with respect to the base management fee, payable by GDLCU to GC Advisors, pursuant to the Investment Advisory Agreement, or the Base Management Fee, and will irrevocably waive the Base Management Fee, in excess of an annual rate equal to 0.50% of the fair value of the average adjusted gross assets of GDLCU, for the period up, and prior, to the closing of a transaction in which we would sell all or substantially all of either (a) our assets or (b) shares of our common stock to, or other liquidity event with, an entity for consideration of cash and/or publicly listed securities of the acquirer, or an Accelerated Liquidity Event.

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

We have structured the calculation of the Incentive Fee to include a fee limitation such that no Income Incentive Fee and no Capital Gain Incentive Fee will be paid at any time where, after such payment, the cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to date would be greater than 10% of our Cumulative Pre-Incentive Fee Net Income since the date of our election to become a business development company, which amount, less any Incentive Fees previously paid, we refer to as the Incentive Fee Cap. “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income (as defined below) for each period from the date of our election to become a business development company and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, from the date of our election to become a business development company.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the Base Management Fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock to the extent such amounts are supported by our taxable earnings, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, and zero-coupon securities, accrued income that we have not yet received in cash. GC Advisors does not return to us amounts paid to it on accrued income that we have not yet received in cash if such income is not ultimately received by us in cash. If we do not ultimately receive income, a loss would be recognized, reducing future fees.

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
The Capital Gain Incentive Fee is calculated on a cumulative basis from the date of our election to be regulated as a business development company through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments in our calculation of the Capital Gain Incentive Fee when calculating a capital gain incentive fee accrual as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 10% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period can result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2024, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2024 and 2023, we accrued a capital gain incentive fee under GAAP of $0.4 million and $0.1 million, respectively, none of which was payable pursuant to the Investment Advisory Agreement. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we did not accrue a capital gain incentive fee under GAAP.

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

Example 1 - Quarterly Income Incentive Fee (1) :

Assumptions

Hurdle rate (2) = 1.0%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.35%

(1)The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets. In addition, the example assumes that during the most recent four full calendar quarters ending on or prior to the date the payment set forth in the example is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is at least 4.0% of our net assets at the beginning of such period (as adjusted for any share issuances or repurchases).
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
Alternative 2

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.65%

The Incentive Fee would be:

Management fee = 0.25% (Represents a quarter of the 1.00% annualized management fee)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 1.05%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 100% × “catch-up” + the greater of 0% AND (10% × (Pre-Incentive Fee Net Investment Income - 1.11%)) = (100% × (1.05% - 1.00%)) + 0% = 100% × 0.05% = 0.05%

Alternative 3
Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%

The Incentive Fee would be:

Management fee = 0.25% (Represents a quarter of the 1.00% annualized management fee, net of waiver)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.90%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 100% × “catch-up” + the greater of 0% AND (10% × (Pre-Incentive Fee Net Investment Income - 1.11%))
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

Payment of Our Expenses

All investment professionals of GC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by GC Advisors and/or its affiliates and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Expenses.”

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for an initial two-year term and thereafter shall continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and could be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, can also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”

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

Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2024, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•the nature, extent and quality of services provided to us by GC Advisors;
•the relative investment performance of us since inception;
•the relative investment performance of GBDC, GCRED, GDLC, and GBDC 4;
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

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion(subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2024, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance, except that when the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group could make available such managerial assistance.

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

Codes of Ethics

We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code can invest in securities for their personal investment accounts, including securities that can be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You can read and copy the code of ethics from the SEC’s website at www.sec.gov. See “Business — General — Information Available.” In addition, each code of ethics is attached as an exhibit to this Annual Report on Form 10-K.

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

Our proxy voting decisions are made by GC Advisors’ chief executive officer and president. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest could be present, GC Advisors will disclose such conflicts to us, including our independent directors, and could request guidance from us on how to vote such proxies.

Proxy Voting Records

You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2024 by making a written request for proxy voting information to: Golub Capital Direct Lending Unlevered Corporation, Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital Direct Lending Unlevered Corporation to collect at (212) 750-6060.

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

We could also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief pursuant to which purchases by us and other accounts sponsored or managed by GC Advisors or its affiliates of a single class of privately placed securities are permitted provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, in certain circumstances, we could be unable to invest in an issuer in which another account sponsored or managed by GC Advisors has previously invested.

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
•pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares of common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that could be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts and persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and can include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must timely distribute to our stockholders in respect of each calendar year dividends for U.S. federal income tax purposes of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.

Taxation as a RIC

If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.
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
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).
We can invest in partnerships, including qualified publicly traded partnerships, which could result in our being subject to state, local or foreign income, franchise or other tax liabilities.

In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status, and we could choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We could then be required to pay a 4% excise tax on such income or capital gains.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we could incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC cannot use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we could for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.

Any underwriting fees paid by us are not deductible in computing our investment company taxable income. We could be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold a debt instrument that is treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we could be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments could face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.

Certain of our investment practices could be subject to special and complex U.S. federal income tax provisions that could, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and could make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC. There can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.

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

If we acquire shares in a passive foreign investment company (“PFIC”), we could be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (“QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we could elect to mark our shares in a PFIC at the end of each taxable year to market; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Our ability to make either election will depend on factors beyond our control, and is subject to restrictions which could limit the availability of the benefit of these elections. Under either election, we could be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the distribution requirements under U.S. federal excise tax rules.

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

Some of the income and fees that we could recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we could be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be subject to U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.

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

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we could be subject to regular corporate income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of our common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and generally eligible for a maximum U.S. federal tax rate of either 15% or 20%, depending on whether the individual stockholder’s income exceeds certain threshold amounts, and if other applicable requirements are met, such distributions generally will be eligible for the corporate dividends received deduction to the extent such dividends have been paid by a U.S. corporation. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate stockholders as well as will not be eligible for the corporate dividends received deduction.

Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently generally at a maximum rate of either 15% or 20%, depending on whether the individual shareholder’s income exceeds certain threshold amounts) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder. Stockholders receiving dividends or distributions in the form of additional shares of our common stock purchased in the market should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the amount of money that the stockholders receiving cash dividends or distributions will receive, and should have a cost basis in the shares received equal to such amount. Stockholders receiving dividends in newly issued shares of our common stock will be treated as receiving a distribution equal to the value of the shares received, and should have a cost basis of such amount.

Although we currently intend to distribute any net capital gains at least annually, we can in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally could be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or could be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

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

We will provide information to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions can also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

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

Subject to the discussion below, distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. In that case, we will not be required to withhold U.S. federal income tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.

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

Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary could have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain. Moreover, depending on the circumstances, we could report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.

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

Pursuant to the Foreign Account Tax Compliance Act, or FATCA, the applicable withholding agent is generally required to withhold U.S. tax (at a 30% rate) with respect to payments of dividends made to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-owned foreign investment accounts. The information required to be reported include the identity and taxpayer identification number of each account holder and transaction activity within the holder’s account. Stockholders could be requested to provide additional information to enable the applicable withholding agent to determine whether withholding is required.

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
Many of our debt investments will have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which could result in an increase of the amount of incentive fees payable to GC Advisors. In addition, a decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
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
Changing interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.
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
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, certain of our directors and certain of our officers also serve as directors and officers of GBDC, GDLC, GBDC 4 and GCRED, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives. GC Advisors’ management team will share its time and attention between us and other investment vehicles and accounts. Neither we nor any investor in us unaffiliated with GC Advisors will have any rights in or to independent ventures of GC Advisors or its affiliates or in the income or profits derived therefrom. GC Advisors does not expect to have any dedicated personnel who spend all or substantially all of their time managing our investing activities.
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including for example public health crises, such as the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GDLC, GBDC 4, GCRED and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, including accounts that can incur material amounts of leverage, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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
The majority of our portfolio investments are in the form of securities that are not publicly traded. As a result, GC Advisors, as valuation designee, subject to oversight by our board of directors, determines the fair value of these securities in good faith. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed.
If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected. In connection with that determination, GC Advisors, as valuation designee, will provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our capital gain and subordinated liquidation incentive fees are based, in part, on unrealized gains and losses.
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
Our ability to enter into transactions with our affiliates is restricted, which could limit the scope of investments available to us.
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
We, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC to permit us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates will afford us additional investment opportunities and the ability to achieve greater diversification. There could be many follow-on opportunities available to other entities advised by GC Advisors and its affiliates that are unavailable to us due to the limitations of the exemptive relief granted to us, GC Advisors and its affiliates.
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
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors, in order to borrow funds on a short-term basis to fulfill working capital needs. We would generally intend to repay borrowings under such facility within 30-45 days from which they are drawn and will repay all of our borrowings within 180 days after incurrence. In such arrangements, GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third-party financing in place of or in addition to loans from GC Advisors and its affiliates, such third-party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.
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
Golub Capital could engage in any number of strategic transactions, including acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in GDLCU. In August 2018 and September 2024, Golub Capital sold passive, non-voting minority stakes in its management companies. While Golub Capital has not subsequently engaged in any material strategic transactions, it could do so in the future.
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
We have the right to call an investor’s entire capital commitment, but expect to call only a limited amount of capital commitments for each drawdown purchase and there is no assurance we will call an investor’s entire capital commitment during our Investment Period. The timing of drawdowns is difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase shares of common stock are fully funded. In addition, there is no assurance that all investors will satisfy their respective capital commitments to purchase shares of common stock. To the extent that one or more investors does not satisfy its or their capital commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our stockholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other stockholders who have an outstanding capital commitment could be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.
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
Although GC Advisors will attempt to manage our cash balances so that they are not significantly larger than needed for our investments and other obligations, GC Advisors’ ability to manage cash balances could be affected by changes in the timing of investment closings, access to leverage for our short-term borrowing purposes, defaults by investors or late payments of drawdown purchases and other factors. GC Advisors’ management of cash balances could have a material effect on our performance.
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
We are a holding company and expect to fund a substantial portion of our investments through wholly-owned subsidiaries, and a substantial portion of the assets that we hold directly are the equity interests in such subsidiaries. We depend upon the cash flow from our subsidiaries and the receipt of funds from them in the form of dividends, and other distributions, any of which could be subject to restriction or limitations. Our ability to pay distributions to our stockholders could be affected by a subsidiary’s ability to exit investments. The illiquidity of the underlying investments held by a subsidiary of ours (directly or indirectly) can make it difficult for the subsidiary to make net income or return of capital distributions to us, and thereby affect our ability to make distributions or wind down at the end of our term.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, GC Advisors and our portfolio companies.
Cash not held in custody accounts and held by us, GC Advisors and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, GC Advisors, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and could in the future lead to market-wide liquidity problems, which could adversely affect our, GC Advisors’ and our portfolio companies’ business, financial condition, results of operations, or prospects.
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
The majority of our portfolio investments are recorded at fair value as determined in good faith by our valuation designee and, as a result, there could be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our valuation designee, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are, and are expected to be in the future, classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our valuation designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “Risks Relating to Our Business and Structure – We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
Our valuation designee has retained the services of several independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that our valuation designee could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our valuation designee’s determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our valuation designee’s determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our valuation designee’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation.
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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events, such as the COVID-19 pandemic. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by recessions or other market or economic conditions.
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
We are subject to risks to the extent we invest in covenant-lite loans.
“Covenant-lite” loans contain fewer maintenance covenants than other loans, or no maintenance covenants, and do not always include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Covenant-lite loans can carry more risk than traditional loans as they allow borrowers to engage in activities that would otherwise be difficult or not permitted under loan agreements with a full package of covenants. In an event of default, covenant-lite loans could result diminished recovery values where the lender did not have the opportunity to negotiate with the borrower or to restructure the loan prior to default.
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
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to significantly increase upon the occurrence of adverse events, including, for example, an inflationary economic environment or a global health crisis, such as the COVID-19 pandemic. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
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
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2024, we were invested in securities of seven non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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
There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D and other exemptions from regulations under the Securities Act, and these additional restrictions could further limit the liquidity of an investment in shares of our common stock and the price at which holders could be able to sell shares of our common stock.
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
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022 and more recently the increased conflict between Israel and Hamas, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
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
Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As such, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur expenses that could negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal controls over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.
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
Failure or alleged failure to comply with applicable data protection and privacy laws and regulations could subject us to ongoing costs and, in some cases, fines and reputational harm.

We and GC Advisors and its affiliates are subject to numerous laws and regulations in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Act (2021 Revision), and the California Consumer Privacy Act of 2018, as amended, are recent examples of such laws, and we anticipate new privacy and data protection laws and regulations will be passed in other jurisdictions in the future. For example, the SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on us, GC Advisors and its affiliates and service providers and create new rights for parties who have given any of us their personal information, such as investors and others. The scope of data protection and privacy laws and regulations is rapidly evolving, and such laws and regulations are subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to our operations, and reputational damage. Obligations to which we, GC Advisors or its affiliates are subject impose compliance costs and risks of penalties, which could increase significantly as such laws and regulations evolve globally. Moreover, as data protection and privacy laws and regulations continue to develop, it could be more difficult and/or more costly for us, GC Advisors or its affiliates to collect, store, use, transmit and process personal information.

The costs of monitoring, interpreting and, where applicable, complying with global data protection and privacy laws and regulations could have a material adverse effect on the business, results of the operations and financial condition of us, GC Advisors or its affiliates, and of our portfolio companies. The continued development of these laws and regulations and their interpretations could increase compliance costs, restrict our, GC Advisors or its affiliates’ ability to offer services in certain locations, require changes to business practices, result in negative publicity or significant costs or penalties associated with litigation and/or regulatory action, all of which could adversely affect our business, financial conditions and results of operations, including affecting investment returns.

While we, GC Advisors and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that we and GC Advisors will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that we or GC Advisors or its affiliates will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations, or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.
Cybersecurity risks and cyber incidents could adversely affect our business or the business of our portfolio companies.
The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. Such systems face ongoing cybersecurity threats and attacks which, if successful, could threaten the confidentiality, integrity or availability of the systems and information resources of us or our portfolio companies. A cyber incident could be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks could also involve ransomware, data exfiltration and publication, or other forms of cyber extortion. Cyber-attacks could also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties, or from the malicious or accidental acts of insiders, such as employees, independent contractors or other service providers of or to us, Golub Capital or our portfolio companies. Increased use of remote work environments and increasing use of cloud-based service providers could create a heightened risk of a cyber incident. Recent geopolitical tensions could have increased the scale and sophistication of deliberate cybersecurity attacks, particularly those from nation-states or from entities with nation-state backing. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents could include disrupted operations such as an adverse effect on ability to communicate and conduct business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.
As our, Golub Capital’s, our portfolio companies’ and each of our third-party service providers’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital, our portfolio companies and each of our third-party service providers. Although Golub Capital takes protective measures, and requires its service providers to take certain steps, these measures and steps , as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur, including because cyber-attack techniques are continually evolving, could persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact. Cyber incidents of whatever nature, and a failure to provide regulatory or other notifications concerning such incidents as required, could potentially negatively impact the financial results, operations or confidential information of us, Golub Capital or our portfolio companies, cause financial loss, increased costs, disruption to business, liability to counterparties or other parties, regulatory actions (and resulting fines or other penalties), negative publicity or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies. Although Golub Capital has established business continuity plans and risk management systems designed to reduce the risks associated with cybersecurity, there are inherent limitations in these plans and systems, including that certain risks could not have been identified, in large part because different or unknown threats could emerge in the future. As such, there is no guarantee that such efforts will succeed, especially because we do not directly control the cybersecurity systems of issuers in which we could invest, trading counterparties or third-party service providers to us. Such entities have experienced cyber-attacks and other attempts to gain unauthorized access to systems from time to time, and there is no guarantee that efforts to prevent or mitigate the effects of such attacks or other attempts to gain unauthorized access will be successful. There is also a risk that cybersecurity breaches could not be detected. There can be no assurance that efforts undertaken by us, Golub Capital or our portfolio companies will be effective, or that we will not suffer losses relating to cyber-attacks on us, our service providers, trading counterparties or our portfolio companies.

Moreover, cybersecurity has become a regulatory and enforcement priority in many jurisdictions around the world, with many having proposed or already enacted laws requiring companies to provide notifications of certain data security breaches. The costs of monitoring, interpreting and, where applicable, complying with these laws could have a material adverse effect on the business, results of the operations and financial condition of us, Golub Capital and of our portfolio companies.
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
We and/or our portfolio companies could be materially and adversely impacted by global climate change.
Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies could face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.
We are subject to risks related to corporate social responsibility.
Businesses, including ours, face increasing public scrutiny related to environmental, social and governance, or ESG, activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, certain major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.
Our brand and reputation could be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, private equity sponsors, or portfolio companies, which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the GC Advisors to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. If the

Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities.
Additionally, new state-level, federal and international regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies could be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of GC Advisors and other third-party service providers. GC Advisors manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.
Cybersecurity Program Overview
GC Advisors has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. GC Advisors’ cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. GC Advisors actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on GC Advisors to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.
The Company relies on GC Advisors’ risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of GC Advisors when identifying and overseeing risks from cybersecurity threats associated with the Company’s use of such entities.
Board Oversight of Cybersecurity Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Financial Officer (“CFO”) and Chief Compliance Officer (“CCO”) regarding the overall state of GC Advisors’ cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management's Role in Cybersecurity Risk Management
GC Advisors’ internal cybersecurity team, headed by GC Advisors’ Chief Information Officer (“CIO”), are responsible for the cybersecurity program applicable to the Company (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes), and along with the Company’s CCO and a Disclosure Committee that is headed by the Company’s CFO (the “Disclosure Committee”), are responsible for assessing and managing material risks from cybersecurity threats that impact the Company.
The CFO and CCO of the Company oversee the Company’s oversight function generally and rely on GC Advisors’ CIO and cybersecurity team to assist with assessing and managing material risks from cybersecurity threats. The

Company’s CFO has been responsible for this oversight function as CFO to the Company since the Company commenced operations on April 1, 2022 and has worked in the financial services industry for more than eighteen years, during which time the CFO has gained expertise in assessing and managing risk applicable to the Company. The Company’s CCO has been responsible for this oversight function as CCO to the Company since the Company commenced operations on April 1, 2022 and has worked in the financial services industry for more than twenty years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company. The Advisors’ CIO has been responsible for her function for over four years and has worked in the financial services industry for more than fifteen years, during which time the CIO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company, including the CCO and the Company’s Disclosure Committee, is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of GC Advisors.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on a regular basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 200 Park Avenue, 25th Floor, New York, NY 10166 and are provided by the Administrator pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings
We, GC Advisors and the Administrator could, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and the Administrator do not believe it is currently subject to any material legal proceedings.

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

Because shares of our common stock have been acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and could be required to be held indefinitely. Such shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the shares are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder could, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of November 27, 2024, we had 7 stockholders of record.

Distributions

Our distributions, if any, are determined by the board of directors. We elected to be treated as a RIC under Subchapter M of the Code. In order to be subject to tax as a RIC, we must distribute to our stockholders dividends for U.S. federal income tax purposes each tax year of an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount.

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for the years ended September 30, 2024 and 2023:

		Distributions Declared
Record Dates	Payment Dates	Per Share	Amount (In thousands)
Fiscal year ended September 30, 2024
October 20, 2023	December 28, 2023	$0.1143	$1,056
November 20, 2023	December 28, 2023	0.1247	1,432
December 15, 2023	February 21, 2024	0.1139	1,536
January 19, 2024	March 20, 2024	0.1206	1,625
February 26,2024	May 22, 2024	0.1434	1,934
March 15, 2024	May 22, 2024	0.1987	2,680
April 19, 2024	June 17, 2024	0.1138	1,663
May 27, 2024	August 21, 2024	0.1632	2,755
June 21, 2024	August 21, 2024	0.1168	2,252
July 19, 2024	September 18, 2024	0.1125	2,297
August 27, 2024	November 19, 2024	0.1245	2,541
September 17, 2024	November 19, 2024	0.1412	2,882
Total		$1.5876	$24,653
Record Dates	Payment Dates	Per Share	Amount (In thousands)
Fiscal year ended September 30, 2023
October 18, 2022	December 29, 2022	$0.0980	$447
November 21, 2022	December 29, 2022	0.0964	510
December 15, 2022	March 1, 2023	0.1096	580
January 17, 2023	March 22, 2023	0.1301	690
February 24, 2023	May 24, 2023	0.1148	718
March 17, 2023	May 24, 2023	0.1558	974
April 28, 2023	June 22, 2023	0.1023	640
May 26, 2023	August 23, 2023	0.1106	693
June 16, 2023	August 23, 2023	0.1579	990
July 28, 2023	September 20, 2023	0.1147	802
August 30, 2023	November 22, 2023	0.1218	851
September 22, 2023	November 22, 2023	0.1362	1,105
Total		$1.4482	$9,000

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we could decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See “Item 1. Business - Material U.S. Federal Income Tax Considerations - Taxation of U.S. Stockholders.” We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

Recent Sales of Unregistered Securities

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the year covered by this Form 10-K that were not registered under the Securities Act.

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

As of September 30, 2024, our stockholders have subscribed to contribute capital to us of $378.3 million pursuant to the Subscription Agreements of which $305.8 million was called and contributed through September 30, 2024.

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
•general economic and political trends and other external factors;
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
•turmoil in Ukraine, Russia and the Middle East, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
•our ability to qualify and maintain our qualification as a RIC and as a business development company;
•the impact of information technology systems and systems failures, including data security breaches, data privacy compliance, network disruptions and cybersecurity attacks;
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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $70.0 billion in capital under management as of October 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2024. Under the Administration Agreement, we are provided with certain administrative services by the Administrator which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of September 30, 2024 and 2023, our portfolio at fair value was comprised of the following:

	As of September 30, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$11,734	4.0%	$3,772	3.4%
One stop	278,409	94.0	103,849	94.5
Second lien	1,071	0.4	59	0.1
Subordinated debt	163	0.1	51	0.0 *
Equity	4,448	1.5	2,174	2.0
Total	$295,825	100.0%	$109,905	100.0%
* Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2024 and 2023, one stop loans included $44.8 million and $30.9 million, respectively, of recurring revenue loans at fair value.

As of September 30, 2024 and 2023, we had debt and equity investments in 128 and 66 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, weighted average income yield and weighted average investment income yield of our total portfolio company investments, as well as the total return based on our average net asset value, and our net investment income return on equity, in each case, for the years ended September 30, 2024 and 2023:

	Year ended
	September 30, 2024	September 30, 2023
Weighted average income yield(1)	12.3%	11.6%
Weighted average investment income yield(2)	12.6%	12.0%
Weighted average income yield of total investments(3)	12.1%	11.4%
Weighted average investment income yield of total investments(4)	12.5%	11.8%
Total return based on average net asset value(5)	10.7%	9.8%
Net investment income - return on equity(6)	9.3%	8.9%

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
(3) Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the daily average total fair value of portfolio company investments, and does not represent a return to any investor in us.
(4) Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the daily average total fair value of portfolio investments, and does not represent a return to any investor in us.
(5) Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(6) Net investment income - return on equity is calculated as (a) net investment income after tax divided by (b) the daily average of total net assets.

As of September 30, 2024, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 10.4% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For years ended September 30, 2024 and 2023, GDLCU earned a fiscal year-to-date IRR of 12.0% and 10.6%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

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

Recent Developments

On October 24, 2024, we issued a capital call to stockholders that was due on November 5, 2024. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	11/05/2024	1,135,022.533	$15.00	$17.0 million

On August 2, 2024 and November 14, 2024, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 15, 2024	December 18, 2024
In an amount (if positive) such that our net asset value as of October 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period October 1, 2024 through October 31, 2024 and the payment of this distribution is $15.00 per share.

November 15, 2024	January 8, 2025
In an amount (if positive) such that our net asset value as of November 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2024 through November 30, 2024 and the payment of this distribution is $15.00 per share.

Record Date	Payment Date	Amount Per Share
December 13, 2024	February 18, 2025
In an amount (if positive) such that our net asset value as of December 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2024 through December 31, 2024 and the payment of this distribution is $15.00 per share.

January 17, 2025	March 18, 2025
In an amount (if positive) such that our net asset value as of January 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2025 through January 31, 2025 and the payment of this distribution is $15.00 per share.

Consolidated Results of Operations

Consolidated operating results for the years ended September 30, 2024 and 2023 are as follows:

	Year ended		Variances
	September 30, 2024	September 30, 2023	2024 vs. 2023
	(In thousands)
Interest income	$23,869	$8,558	$15,311
Payment-in-kind interest income	1,609	739	870
Accretion of discounts and amortization of premiums	748	264	484
Non-cash dividend income	73	48	25
Dividend income	—	4	(4)
Fee income	113	21	92
Total investment income	26,412	9,634	16,778
Net expenses	4,817	1,464	3,353
Net investment income - before tax	21,595	8,170	13,425
Excise tax	28	40	(12)
Net investment income - after tax	21,567	8,130	13,437
Net realized gain (loss) on investment transactions	(184)	13	(197)
Net change in unrealized appreciation (depreciation) on investment transactions	3,270	857	2,413
Net increase in net assets resulting from operations	$24,653	$9,000	$15,653
Average earning debt investments, at fair value	$208,867	$80,133	$128,734
Average earning preferred equity investments, at fair value	$479	$373	$106

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets. As a result, annual comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the year ended September 30, 2023 to the year ended September 30, 2024 by $16.8 million, primarily due to an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $128.7 million coupled with higher interest base rates outstanding for the nine months ended June 30, 2024 as compared to the nine months ended June 30, 2023, that was partially offset by moderating investment spreads and, to a lesser extent, reduced interest base rates in the month of September 2024.

The annualized income yield by debt security type for the years ended September 30, 2024 and 2023 are as follows:

	Year ended
	September 30, 2024	September 30, 2023
Senior secured	11.1%	11.1%
One stop	11.8%	11.4%
Second lien	15.3%	17.7%
Subordinated debt	14.5%	15.0%

The income yield on senior secured loans remained flat for the year ended September 30, 2024 as compared to the year ended September 30, 2023. The income yields on one stop loans increased for the year ended September 30, 2024 as compared to the year ended September 30, 2023 primarily due to rising interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 98.1% of our loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2024 and 2023, the weighted average base rate floor of our loans was 0.79% and 0.74%, respectively.

As of September 30, 2024, we have second lien investments in two portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2024 and 2023:

	Year ended		Variances
	September 30, 2024	September 30, 2023	2024 vs. 2023
	(In thousands)
Base management fee, net of waiver	$1,151	$156	$995
Income incentive fee, net of waiver	2,431	555	1,876
Capital gain incentive fee accrued under GAAP	308	56	252
Professional fees	520	688	(168)
Administrative service fee	258	103	155
General and administrative expenses	149	101	48
Operating expenses reimbursement waived	—	(195)	195
Net expenses	$4,817	$1,464	$3,353

Management Fees

The base management fee, net of waiver, increased for the year ended September 30, 2024 as compared to the year ended September 30, 2023 primarily as a result of an increase in average adjusted gross assets and certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares in our common stock where GC Advisors agreed to waive 100% of the base management fee for the six months ended March 31, 2023, 66.7% of the base management fee for the six months ended September 30, 2023 and for the six months ended March 31, 2024, and 33.3% of the base management fee for the six months ended September 30, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee, net of waiver, increased by $1.9 million from the year ended September 30, 2023 to the year ended September 30, 2024 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by (i) net funds growth, (ii) the impact of rising interest base rates and (iii) an increase in accretion income as well as a $0.3 million Income Incentive Fee waiver during the year ended September 30, 2023 in connection with the Operating Expenses Reimbursement Waiver (as described in Note 4. Related Party Transactions to our consolidated financial statements). For each of years ended September 30, 2024 and 2023, we were fully through the catch up provision of the Income Incentive Fee calculation and the Income Incentive Fee was equal to 10% of Pre-Incentive Fee Net Investment Income.

As of September 30, 2024 and 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of September 30, 2024 and September 30, 2023, there was $0.4 million and less than $0.1 million, respectively, in capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. For the years ended September 30, 2024 and 2023, there was $0.3 million and less than $0.1 million, respectively, accrual for capital gain incentive fee under GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of September 30, 2024 and 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses remained relatively flat from the year ended September 30, 2023 to the year ended September 30, 2024.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2024 and 2023 were $0.7 million and $0.4 million, respectively.

As of both September 30, 2024 and 2023, included in accounts payable and other liabilities were $0.2 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for years ended September 30, 2024 and 2023:

	Year ended		Variances
	September 30, 2024	September 30, 2023	2024 vs. 2023
	(In thousands)
Net realized gain (loss) from investments	$10	$7	$3
Net realized gain (loss) from forward currency contracts	(211)	—	(211)
Net realized gain (loss) from foreign currency transactions	17	6	11
Net realized gain (loss) from investment transactions	$(184)	$13	$(197)
Unrealized appreciation from investments	$3,407	$1,273	$2,134
Unrealized (depreciation) from investments	(394)	(426)	32
Unrealized appreciation (depreciation) from forward currency contracts	9	(194)	203
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	248	204	44
Net change in unrealized appreciation (depreciation) on investment transactions	$3,270	$857	$2,413
During the year ended September 30, 2024, we had a net realized loss of $184 primarily due to realized losses recognized on the settlement of foreign currency contracts. During the year ended September 30, 2023, we had a net realized gain of $13 due to realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars and a realized gain recognized on the partial redemption of an equity investment in one portfolio company.

For the year ended September 30, 2024, we had $3.4 million in unrealized appreciation on 112 portfolio company investments, which was offset by $0.4 million in unrealized depreciation on 37 portfolio company investments. Unrealized appreciation for the year ended September 30, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the year ended September 30, 2024 primarily resulted from amortization of discounts during the fiscal year on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the year ended September 30, 2023, we had $1.3 million in unrealized appreciation on 43 portfolio company investments, which was offset by $0.4 million in unrealized depreciation on 34 portfolio company investments. Unrealized appreciation for the year ended September 30, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the year ended September 30, 2023 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first two quarters of the 2023 fiscal year and the amortization of discounts during the quarter on recently originated loans.

Liquidity and Capital Resources

For the year ended September 30, 2024, we experienced a net decrease in cash and cash equivalents and foreign currencies of $18.1 million. During the year, we used $164.6 million in operating activities, primarily as a result of fundings of portfolio investments of $189.9 million, partially offset by proceeds from principal payments and sales of portfolio investments of $10.0 million. During the same year, cash provided by financing activities was $146.4 million, primarily as a result of proceeds from the issuance of common shares of $167.6 million, offset by distributions paid of $21.2 million.

For the year ended September 30, 2023, we experienced a net increase in cash and foreign currencies of $15.8 million. During the year, we used $46.7 million in operating activities, primarily as a result of fundings of portfolio investments of $55.5 million, partially offset by proceeds from principal payments and sales of portfolio investments of $1.9 million. During the same year, cash provided by financing activities was $62.5 million, primarily as a result of proceeds from the issuance of common shares of $69.6 million, offset by distributions paid of $7.0 million.

As of September 30, 2024 and 2023, we had $12.3 million and $30.1 million, respectively, of cash and cash equivalents and $10,000 and $0.3 million, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of September 30, 2024 and 2023, we had investor capital subscriptions totaling $378.3 million and $374.9 million, respectively, of which $305.8 million and $138.2 million, respectively, had been called and contributed, leaving $72.5 million and $236.8 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facility

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of September 30, 2024 and 2023, we were permitted to borrow up to $40.0 million at any one time outstanding under the Adviser Revolver. As of September 30, 2024 and 2023, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of September 30, 2024, we did not have any outstanding borrowings.

As of September 30, 2024, we had outstanding commitments to fund investments totaling $68.9 million, including $22.1 million of unfunded commitments on revolvers. As of September 30, 2023, we had outstanding commitments to fund investments totaling $16.1 million, including $3.5 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2024 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of September 30, 2024. As of September 30, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6. Forward Currency Contracts of our consolidated financial statements for outstanding forward currency contracts as of September 30, 2024 and 2023.

Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring our investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2024 and 2023, we had investments in 128 and 66 portfolio companies, respectively, with a total fair value of $295.8 million and $109.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2024 and 2023:

	Year ended
	September 30, 2024		September 30, 2023
	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage
Senior secured	$7,475	3.0%	$945	1.6%
One stop	236,351	95.5	58,167	96.5
Second lien	1,622	0.7	250	0.4
Subordinated debt	100	0.0 *	50	0.1
Equity	1,907	0.8	848	1.4
Total new investment commitments	$247,455	100.0%	$60,260	100.0%
* Represents an amount less than 0.1%

For the years ended September 30, 2024 and 2023, we had approximately $10.0 million and $1.9 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$11,739	$11,618	$11,734	$3,826	$3,777	$3,772
One stop	279,276	275,089	278,409	105,246	103,352	103,849
Second lien	1,071	1,053	1,071	63	58	59
Subordinated debt	163	160	163	51	49	51
Equity	N/A	3,873	4,448	N/A	1,897	2,174
Total	$292,249	$291,793	$295,825	$109,186	$109,133	$109,905

(1)As of September 30, 2024, $41.2 million and $41.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2023, $22.5 million and $22.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of both September 30, 2024 and 2023, we had no loans on non-accrual status. As of September 30, 2024 and 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 99.7% and 98.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2024 and 2023:

	Year ended
	September 30, 2024	September 30, 2023
Weighted average rate of new investment fundings	10.8%	11.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.5%	6.0%
Weighted average fees of new investment fundings	1.0%	1.7%
Weighted average rate of sales and payoffs of portfolio investments	11.4%	9.7%

As of September 30, 2024, 98.1% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 95.8% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of September 30, 2024 and 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $85.2 million and $96.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2024 and 2023:

	As of September 30, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$331	0.1%	$—	—%
4	291,978	98.7	109,525	99.7
3	3,516	1.2	380	0.3
2	—	—	—	—
1	—	—	—	—
Total	$295,825	100.0%	$109,905	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of September 30, 2024 and 2023:

	Weighted Average Price[1]
Category	As of September 30, 2024	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	98.7%
Internal Performance Rating 3 (Performing Below Expectations)	94.0	92.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.7%	98.7%

(1)Includes only debt investments held as of September 30, 2024 and 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•GC Advisors has agreed to irrevocably waive 100.0% of the base management fee payable pursuant to the Investment Advisory Agreement for the period prior to April 1, 2023; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2023 to March 31, 2024; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2024 to March 31, 2025, or the Base Management Fee Waivers.
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
•Under the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.
•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us for $25.0 million. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15.0 million of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of September 30, 2024, we have issued 2,091,288.331 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $31.4 million, and have also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.
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

Fair Value Measurements

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith.

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, effective August 2, 2024, our board of directors, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of the board of directors.

Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.

Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination. With respect to investments for which market quotations are not readily available, our Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for the valuation function. Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors. The Valuation Designee reviews these preliminary valuations. At least every other quarter, the valuation for each portfolio investment, subject to a de minimis threshold, is reviewed by an independent valuation firm. The Valuation Designee discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Determination of fair values involves subjective judgments and estimates. Under current accounting standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

We follow ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis, currently undertaken by the Valuation Designee, includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3: Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and could require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2024 and 2023. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both September 30, 2024 and 2023 were valued using Level 3 inputs. As of both September 30, 2024 and 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others could be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as our best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a market existed for such investments and could differ materially from the values that could ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which such investment had previously been recorded.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and we accrete or amortize such amounts over the life of the loan as interest income (“Discount Amortization”). For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we could generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans that are not deemed to be an adjustment to yield and record these fees as fee income when earned. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs or LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of September 30, 2024 and 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2024 and 2023, we recorded $28,000 and $40,000, respectively, for U.S. federal excise tax.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including valuation risk and changes in interest rates.

Valuation Risk. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Investment Adviser, as our valuation designee, subject to the oversight of our Board based on, among other things, the input of independent third-party valuation firms engaged at the direction of the valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments could fluctuate from period to period, if we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2024 and 2023, the weighted average floor on loans subject to floating interest rates was 0.79% and 0.74%, respectively. In addition, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
(In thousands)
Down 200 basis points	$(5,656)
Down 150 basis points	(4,242)
Down 100 basis points	(2,829)
Down 50 basis points	(1,414)
Up 50 basis points	1,414
Up 100 basis points	2,829
Up 150 basis points	4,242
Up 200 basis points	5,656

(1)Assumes applicable three-month base rate as of September 30, 2024, with the exception of SONIA and Prime that utilize the September 30, 2024 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We could in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities could insulate us against adverse changes in interest rates, they could also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Management's Report on Internal Control over Financial Reporting	102
Report of Independent Registered Public Accounting Firm	103
Consolidated Statements of Financial Condition as of September 30, 2024 and 2023	104
Consolidated Statements of Operations for the Years Ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022	105
Consolidated Statements of Changes in Net Assets for the Years Ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022	106
Consolidated Statements of Cash Flows for the Years Ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022	107
Consolidated Schedules of Investments as of September 30, 2024 and 2023	109
Notes to the Consolidated Financial Statements	128

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
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls could become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures could deteriorate.
Management assessed the effectiveness of Golub Capital Direct Lending Unlevered Corporation’s internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2024, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Golub Capital Direct Lending Unlevered Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital Direct Lending Unlevered Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended September 30, 2024 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended September 30, 2024 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2024 and 2023, by correspondence with the custodians and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Chicago, Illinois
November 27, 2024

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2024	September 30, 2023

Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $291,793 and $109,133, respectively)	$295,825	$109,905
Cash and cash equivalents	12,261	30,059
Foreign currencies (cost of $17 and $352, respectively)	10	337
Cash collateral for forward currency contracts	350	350
Interest receivable	2,888	918
Receivable for investments	2,673	—
Deferred offering costs	58	176
Other assets	13	151
Total Assets	$314,078	$141,896
Liabilities
Unrealized depreciation on forward currency contracts	$185	$194
Distributions payable	5,423	1,956
Payable for investments purchased	—	319
Management and incentive fees payable	1,669	417
Accrued trustee fees	35	26
Accounts payable and other liabilities	572	425
Total Liabilities	7,884	3,337
Commitments and Contingencies (Note 10)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and 2023	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 20,412,978.874 and 9,237,273.609 shares issued and outstanding as of September 30, 2024 and 2023, respectively	20	9
Paid in capital in excess of par	305,901	138,423
Distributable earnings	273	127
Total Net Assets	306,194	138,559
Total Liabilities and Total Net Assets	$314,078	$141,896
Number of common shares outstanding	20,412,978.874	9,237,273.609
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended September 30, 2024	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022

Investment income
Interest income	$24,617	$8,822	$964
Payment-in-kind interest income	1,609	739	36
Dividend income	73	52	—
Fee income	113	21	5
Total investment income	26,412	9,634	1,005
Expenses
Base management fee	2,150	832	114
Incentive fee	2,739	930	70
Professional fees	520	688	371
Administrative service fee	258	103	3
General and administrative expenses	149	101	43
Total expenses	5,816	2,654	601
Base management fee waived (Note 4)	(999)	(676)	(114)
Incentive fee waived (Note 4)	—	(319)	(70)
Operating expenses reimbursement waived (Note 4)	—	(195)	(417)
Net expenses	4,817	1,464	—
Net investment income - before tax	21,595	8,170	1,005
Excise tax	28	40	—
Net investment income - after tax	21,567	8,130	1,005
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	10	7	—
Forward currency contracts	(211)	—	—
Foreign currency transactions	17	6	(29)
Net realized gain (loss) on investment transactions	(184)	13	(29)
Net change in unrealized appreciation (depreciation) from:
Investments	3,013	847	(149)
Forward currency contracts	9	(194)	—
Translation of assets and liabilities in foreign currencies	248	204	(130)
Net change in unrealized appreciation (depreciation) on investment transactions	3,270	857	(279)
Net gain (loss) on investment transactions	3,086	870	(308)
Net increase (decrease) in net assets resulting from operations	$24,653	$9,000	$697
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 12)	$1.60	$1.47	$0.30
Basic and diluted weighted average common shares outstanding (Note 12)	15,431,006	6,113,779	2,292,083

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at April 1, 2022 (commencement of operations)	700.000	$—	$11	$—	$11
Issuance of common stock	4,569,231.867	4	68,534	—	68,538
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	1,005	1,005
Net realized gain (loss) on investment transactions	—	—	—	(29)	(29)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(279)	(279)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,894.487	—	28	—	28
Distributions from distributable earnings (losses)	—	—	—	(369)	(369)
Distributions declared and payable	—	—	—	(328)	(328)
Total increase (decrease) for the period from April 1, 2022 (commencement of operations) to September 30, 2022	4,571,126.354	4	68,562	—	68,566
Balance at September 30, 2022	4,571,826.354	$4	$68,573	$—	$68,577
Issuance of common stock	4,640,929.733	5	69,609	—	69,614
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	8,130	8,130
Net realized gain (loss) on investment transactions	—	—	—	13	13
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	857	857
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	24,517.522	—	368	—	368
Distributions from distributable earnings (losses)	—	—	—	(7,044)	(7,044)
Distributions declared and payable	—	—	—	(1,956)	(1,956)
Tax reclassification of stockholders equity in accordance with generally accepted accounting principles	—	—	(127)	127	—
Total increase (decrease) for the year ended September 30, 2023	4,665,447.255	5	69,850	127	69,982
Balance at September 30, 2023	9,237,273.609	$9	$138,423	$127	$138,559
Issuance of common stock	11,175,705.265	11	167,624	—	167,635
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	21,567	21,567
Net realized gain (loss) on investment transactions	—	—	—	(184)	(184)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	3,270	3,270
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(19,230)	(19,230)
Distributions declared and payable	—	—	—	(5,423)	(5,423)
Tax reclassification of stockholders equity in accordance with generally accepted accounting principles	—	—	(146)	146	—
Total increase (decrease) for the year ended September 30, 2024	11,175,705.265	11	167,478	146	167,635
Balance at September 30, 2024	20,412,978.874	$20	$305,901	$273	$306,194

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended September 30, 2024	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$24,653	$9,000	$697
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs	118	106	20
Accretion of discounts and amortization of premiums	(748)	(264)	(32)
Net realized (gain) loss on investments	(10)	(7)	—
Net realized (gain) loss on forward currency contracts	211	—	—
Net realized (gain) loss on foreign currency transactions	(17)	(6)	29
Net change in unrealized (appreciation) depreciation on investments	(3,013)	(847)	149
Net change in unrealized (appreciation) depreciation on forward currency contracts	(9)	194	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(248)	(204)	130
Proceeds from (fundings of) revolving loans, net	(341)	(163)	(80)
Fundings of investments	(189,899)	(55,512)	(54,142)
Proceeds from principal payments and sales of portfolio investments	10,042	1,864	8
Funding of settlements of forward currency contracts	(211)	—	—
Payment-in-kind interest capitalized	(1,627)	(734)	(23)
Non-cash dividends capitalized	(73)	(48)	—
Changes in operating assets and liabilities:
Cash collateral for forward currency contracts	—	(350)	—
Interest receivable	(1,970)	(631)	(287)
Receivable for investments	(2,673)	—	—
Other assets	138	(144)	(7)
Payable for investments purchased	(319)	319	—
Management and incentive fees payable	1,252	417	—
Accrued trustee fees	9	8	18
Accounts payable and other liabilities	147	259	120
Net cash provided by (used in) operating activities	(164,588)	(46,743)	(53,400)
Cash flows from financing activities
Deferred offering costs	—	(106)	(151)
Proceeds from issuance of common shares	167,635	69,614	68,538
Distributions paid	(21,186)	(7,004)	(340)
Net cash provided by (used in) financing activities	146,449	62,504	68,047
Net change in cash and cash equivalents and foreign currencies	(18,139)	15,761	14,647
Effect of foreign currency exchange rates	14	6	(29)
Cash and cash equivalents and foreign currencies, beginning of period	30,396	14,629	11
Cash and cash equivalents and foreign currencies, end of period	$12,271	$30,396	$14,629
Supplemental disclosure of cash flow information:
Distributions declared for the period	$24,653	$9,000	$697
Supplemental disclosure of non-cash operating and financing activity:
Stock issued in connection with dividend reinvestment plan	$—	$368	$28
Change in distributions payable	3,467	1,628	328

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2024	September 30, 2023
Cash and cash equivalents	$12,261	$30,059
Foreign currencies (cost of $17 and $352, respectively)	10	337
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$12,271	$30,396
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(g)(h)	11.24%		02/2029	$5,340	$5,222	1.8%	$5,420
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(a)(g)(h)	12.20%		02/2029	26	25	—	26
PPW Aero Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)		02/2029	—	(2)	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.50%	(h)	10.10%		02/2029	98	98	—	98
								5,464	5,343	1.8	5,544
Auto Components
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)	10.75%		01/2030	1,705	1,675	0.6	1,705
Collision SP Subco, LLC	One stop	SF +	5.50%	(g)(i)	10.36%		01/2030	311	303	0.1	311
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)	10.75%		01/2030	42	37	—	42
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)		04/2031	—	(5)	—	—
OEConnection, LLC	One stop	SF +	5.25%	(g)	10.10%		04/2031	4,435	4,394	1.4	4,435
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)		04/2031	—	(4)	—	—
								6,493	6,400	2.1	6,493
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	9.85%		06/2030	1,430	1,409	0.5	1,430
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(g)	10.10%		06/2030	39	36	—	39
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(h)	10.74%		07/2029	4,535	4,503	1.4	4,445
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(i)	9.75%		07/2029	44	43	—	41
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)		07/2029	—	(7)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	9.60%		06/2031	4,896	4,855	1.6	4,896
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)		06/2031	—	(5)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	9.60%		06/2031	190	174	0.1	190
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(h)	10.60%		12/2029	3,847	3,814	1.3	3,847
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(7)	—	—
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(9)	—	—
								14,981	14,806	4.9	14,888
Banks
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(h)	10.25%		12/2029	716	708	0.2	716
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(h)	10.26%		12/2029	136	128	0.1	136
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.00%		N/A(6)		12/2029	—	(1)	—	—
								852	835	0.3	852
Beverages
Financial Information Technologies, LLC(17)	One stop	N/A			14.00%	PIK	06/2031	2,144	2,099	0.7	2,144
Financial Information Technologies, LLC	One stop	SF +	5.25%	(h)	9.85%		06/2030	1,495	1,473	0.5	1,495
Financial Information Technologies, LLC	One stop	SF +	5.25%	(h)	9.85%		06/2030	626	620	0.2	626
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(2)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(1)	—	—
								4,265	4,189	1.4	4,265
Capital Markets
BlueMatrix Holdings, LLC	One stop	SF +	5.25%	(h)	9.85%		01/2031	2,599	2,578	0.8	2,599
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(4)	—	—
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(7)	—	—
								2,599	2,567	0.8	2,599
Chemicals
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	9.60%		03/2029	171	169	0.1	169
Krayden Holdings, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)		03/2029	—	(1)	—	(1)
Krayden Holdings, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)		03/2029	—	(1)	—	(1)
								171	167	0.1	167
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(h)	11.25%		10/2029	$3,826	$3,761	1.2%	$3,826
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(g)(h)	11.18%		10/2029	302	298	0.1	302
Encore Holdings, LLC	One stop	SF +	5.50%	(h)	10.25%		11/2028	2,953	2,907	1.0	2,960
Encore Holdings, LLC	One stop	SF +	5.50%	(h)	10.20%		11/2028	587	578	0.2	589
Encore Holdings, LLC	One stop	SF +	5.25%	(h)	10.11%		11/2028	988	973	0.3	988
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(h)	10.78%		01/2031	3,272	3,243	1.1	3,272
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(h)	10.78%		01/2031	276	266	0.1	276
FR Vision Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)		01/2030	—	(2)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	6.25%	(h)	11.31%		09/2030	465	453	0.1	465
Kleinfelder Intermediate, LLC	One stop	P +	4.00%	(a)	12.00%		09/2028	15	14	—	15
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)		09/2030	—	(1)	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(a)(g)	10.36%		04/2030	177	174	0.1	177
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	10.42%		04/2031	1,664	1,649	0.5	1,664
PSC Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)		04/2031	—	(2)	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	10.10%		04/2031	277	276	0.1	277
WRE Holding Corp.(5)	One stop	SF +	5.00%		N/A(6)		07/2030	—	(4)	—	—
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.25%		07/2031	2,637	2,612	0.9	2,637
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.81%		07/2031	38	35	—	38
								17,477	17,230	5.7	17,486
Construction & Engineering
Consor Intermediate II, LLC	One stop	SF +	4.75%	(h)	9.35%		05/2031	2,470	2,458	0.8	2,470
Consor Intermediate II, LLC(5)	One stop	SF +	4.75%		N/A(6)		05/2031	—	(3)	—	—
Consor Intermediate II, LLC(5)	One stop	SF +	4.75%		N/A(6)		05/2031	—	(11)	—	—
								2,470	2,444	0.8	2,470
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.00%	(h)	9.60%		05/2030	2,015	1,986	0.7	1,994
Any Hour, LLC	One stop	SF +	5.00%	(h)	9.90%		05/2030	98	93	—	94
Any Hour, LLC	One stop	SF +	5.00%	(h)	10.28%		05/2030	57	53	—	51
Any Hour, LLC(17)	One stop	N/A			13.00%	PIK	05/2031	639	628	0.2	633
Apex Service Partners, LLC	One stop	SF +	5.00%	(g)	9.86%		10/2030	6	5	—	5
Apex Service Partners, LLC	One stop	SF +	5.00%	(g)	9.86%		10/2030	1,091	1,065	0.3	1,080
Apex Service Partners, LLC	One stop	SF +	5.00%	(g)	9.86%		10/2029	173	161	0.1	171
Apex Service Partners, LLC	One stop	SF +	5.00%	(g)	9.86%		10/2030	4,584	4,468	1.5	4,538
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(h)	9.60%		05/2030	1,968	1,952	0.6	1,968
CHVAC Services Investment, LLC(5)	One stop	SF +	5.00%		N/A(6)		05/2030	—	(3)	—	—
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(h)	9.60%		05/2030	916	888	0.3	916
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	10.25%		07/2029	198	196	0.1	198
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	10.25%		07/2029	9	9	—	9
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	10.25%		07/2029	57	55	—	57
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	10.31%		06/2029	472	465	0.2	471
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(g)	11.15%		06/2028	21	20	—	21
HS Spa Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)		06/2029	—	(1)	—	—
Litera Bidco, LLC(5)	One stop	SF +	5.00%		N/A(6)		05/2028	—	(1)	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	9.85%		05/2028	1,882	1,874	0.6	1,882
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	9.85%		05/2028	384	382	0.1	384
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)		05/2028	—	—	—	—
NSG Buyer, Inc.	One stop	SF +	6.25%	(g)	11.20%		11/2029	4,869	4,798	1.6	4,906
NSG Buyer, Inc. (5)	One stop	SF +	6.25%		N/A(6)		11/2028	—	(1)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.50%		N/A(6)		11/2029	—	(1)	—	—
NSG Buyer, Inc.	One stop	SF +	5.50%	(g)	10.35%		11/2029	196	192	0.1	196
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	9.50%				12/2030	$3,633	$3,601	1.2%	$3,633
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(5)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	9.50%				12/2030	150	137	—	150
										23,418	23,016	7.6	23,357
Diversified Financial Services
Avalara, Inc.	One stop	SF +	6.25%	(h)	10.85%				10/2028	770	757	0.2	770
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(1)	—	—
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(3)	—	—
Baker Tilly Advisory Group, LP	One stop	SF +	5.00%	(g)	9.85%				06/2031	1,120	1,104	0.4	1,120
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(1)	—	—
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.50%	(g)	9.35%				11/2028	881	875	0.3	881
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(g)	9.60%				11/2028	86	83	—	86
										2,857	2,814	0.9	2,857
Electrical Equipment
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(h)	10.00%				12/2030	129	127	—	129
Power Grid Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(1)	—	—
										129	126	—	129
Electronic Equipment, Instruments & Components
CST Holding Company	One stop	SF +	5.00%	(g)	9.95%				11/2028	1,566	1,504	0.5	1,566
CST Holding Company(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(2)	—	—
										1,566	1,502	0.5	1,566
Food Products
Blast Bidco Inc.	One stop	SF +	6.00%	(h)	10.60%				10/2030	3,891	3,840	1.2	3,891
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(6)	—	—
Eagle Family Foods Group, LLC	One stop	SF +	5.00%	(h)	10.33%				08/2030	837	829	0.3	828
Eagle Family Foods Group, LLC	One stop	SF +	5.00%	(h)	10.33%				08/2030	13	12	—	12
										4,741	4,675	1.5	4,731
Healthcare Equipment & Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	10.85%				08/2028	1,283	1,262	0.4	1,283
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	10.85%				08/2028	20	19	—	20
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	10.56%				06/2031	2,691	2,665	0.9	2,664
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(3)	—	(3)
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				06/2031	—	(6)	—	(6)
TIDI Legacy Products, Inc.	One stop	SF +	5.50%	(g)	10.35%				12/2029	401	399	0.1	401
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
TIDI Legacy Products, Inc.	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
YI, LLC	One stop	SF +	5.75%	(g)	10.87%				12/2029	1,563	1,536	0.5	1,563
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(5)	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(3)	—	—
										5,958	5,863	1.9	5,922
Healthcare Providers & Services
Bamboo US Bidco LLC(17)	One stop	SF +	6.75%	(h)	8.62%	cash/	3.38%	PIK	09/2030	494	481	0.2	489
Bamboo US Bidco LLC(7)(8)(17)	One stop	E +	6.75%	(c)	7.01%	cash/	3.38%	PIK	09/2030	342	317	0.1	339
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(3)	—	(1)
Bamboo US Bidco LLC(17)	One stop	SF +	6.75%	(h)	8.56%	cash/	3.38%	PIK	09/2030	37	36	—	36
Community Care Partners, LLC	One stop	SF +	6.00%	(g)	10.96%				06/2026	142	142	0.1	138
Premise Health Holding Corp.	One stop	SF +	5.50%	(i)	10.76%				03/2031	4,995	4,926	1.6	4,995
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(8)	—	—
										6,010	5,891	2.0	5,996
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	$—	$(1)	—%	$—
Amberfield Acquisition Co.	One stop	SF +	5.00%	(h)	9.60%				05/2030	1,384	1,371	0.4	1,384
Amberfield Acquisition Co.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(9)	—	—
Color Intermediate, LLC	Senior secured	SF +	4.75%	(h)	9.45%				10/2029	724	713	0.2	724
Crow River Buyer, Inc.	One stop	SF +	7.75%	(g)(h)	13.00%				01/2029	258	254	0.1	258
Crow River Buyer, Inc.	One stop	SF +	7.75%	(h)	12.85%				01/2029	13	12	—	13
HealthEdge Software, Inc.	One stop	SF +	4.75%	(g)	9.85%				07/2031	254	252	0.1	252
HealthEdge Software, Inc.	One stop	SF +	4.75%		N/A(6)				07/2031	—	—	—	—
HealthEdge Software, Inc.(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(1)	—	(1)
Kona Buyer, LLC	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	9.78%				07/2031	234	232	0.1	232
Kona Buyer, LLC	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	—
Neptune Holdings, Inc.	One stop	SF +	5.75%	(h)	10.35%				09/2030	1,437	1,419	0.4	1,437
Neptune Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.(17)	One stop	SF +	5.20%	(g)	7.35%	cash/	2.70%	PIK	08/2031	2,961	2,932	1.0	2,931
Netsmart Technologies, Inc.(5)	One stop	SF +	5.20%		N/A(6)				08/2031	—	(4)	—	(4)
Netsmart Technologies, Inc.(5)	One stop	SF +	5.20%		N/A(6)				08/2031	—	(2)	—	(2)
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	10.35%				05/2029	260	256	0.1	252
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	10.35%				05/2028	17	16	—	16
Plasma Buyer LLC	One stop	SF +	6.25%	(h)	10.88%				05/2029	6	6	—	6
										7,548	7,445	2.4	7,498
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	11.21%				08/2028	562	559	0.2	562
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	11.40%				08/2028	28	28	—	28
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.85%				08/2028	13	12	—	13
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.75%				08/2028	102	94	—	102
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.35%				10/2028	1,417	1,397	0.5	1,417
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.85%				10/2028	69	68	—	69
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.35%				10/2028	21	20	—	21
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.35%				10/2028	214	211	0.1	214
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.35%				10/2028	98	97	—	98
ESN Venture Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(3)	—	—
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.93%				10/2028	242	240	0.1	242
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(h)	11.13%				11/2027	665	654	0.2	665
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(12)	—	—
Health Buyer, LLC	Senior secured	SF +	5.25%	(h)	9.85%				04/2029	126	125	—	125
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	10.10%				04/2029	64	63	—	64
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	10.10%				04/2029	26	25	—	26
Health Buyer, LLC	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	—	—	—
PB Group Holdings, LLC(17)	One stop	SF +	5.50%	(g)	7.60%	cash/	2.75%	PIK	08/2030	2,288	2,277	0.8	2,277
PB Group Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(1)	—	(1)
SDC Holdco, LLC	One stop	SF +	5.00%	(h)	9.60%				06/2031	3,446	3,429	1.1	3,446
SDC Holdco, LLC	One stop	SF +	5.00%	(h)	9.66%				06/2031	30	29	—	30
SDC Holdco, LLC(17)	Second lien	SF +	8.50%	(h)	13.10%	PIK			06/2032	725	720	0.3	725
Super REGO, LLC(17)	Subordinated debt	N/A			15.00%	PIK			03/2030	54	53	—	54
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	9.35%				10/2027	1,624	1,610	0.5	1,624
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	9.47%				10/2027	25	24	—	25
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	9.40%				10/2027	185	182	0.1	185
										12,024	11,901	3.9	12,011
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(h)	10.45%				07/2027	$238	$235	0.1%	$238
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(h)	10.45%				07/2027	60	59	—	60
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(h)	10.45%				07/2027	31	31	—	31
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Essential Services Holdings Corporation	One stop	SF +	5.00%	(h)	10.29%				06/2031	2,500	2,476	0.8	2,475
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(3)	—	(3)
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(2)	—	(5)
Excelitas Technologies Corp.	One stop	SF +	5.25%	(h)	9.85%				08/2029	643	634	0.2	637
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.25%	(c)	8.60%				08/2029	123	113	—	122
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2029	—	—	—	—
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(30)	—	(44)
										3,595	3,513	1.1	3,511
Insurance
Captive Resources Midco, LLC(17)	One stop	SF +	5.25%	(g)	10.10%				07/2029	4,102	4,050	1.3	4,102
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.	One stop	SF +	7.50%	(h)	12.56%				03/2029	270	265	0.1	270
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	10.06%				12/2030	2,587	2,564	0.9	2,594
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(5)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	10.22%				12/2030	2,138	2,116	0.7	2,144
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)				12/2030	—	—	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%	(g)(h)(i)	10.98%				07/2030	228	223	0.1	228
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%		N/A(6)				07/2029	—	—	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%	(g)(h)(i)	10.88%				07/2030	45	44	—	45
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(h)	10.07%				08/2028	2,110	2,087	0.7	2,089
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%		N/A(6)				08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(1)	—	(6)
Oakbridge Insurance Agency LLC	One stop	SF +	5.50%	(g)	10.66%				11/2029	1,684	1,670	0.6	1,684
Oakbridge Insurance Agency LLC	One stop	P +	4.50%	(a)(g)	12.07%				11/2029	84	82	—	84
Oakbridge Insurance Agency LLC	One stop	SF +	5.50%	(g)	10.66%				11/2029	67	60	—	67
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(h)	10.85%				05/2030	954	939	0.3	954
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(h)	10.85%				05/2030	318	313	0.1	318
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				06/2029	—	(1)	—	—
										14,587	14,403	4.8	14,573
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	8.40%	cash/	3.63%	PIK	05/2028	215	213	0.1	212
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	8.40%	cash/	3.63%	PIK	05/2028	117	115	—	116
Critical Start, Inc.	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	882	799	0.3	882
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	82	78	—	82
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				01/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	5.50%	(h)	10.56%				06/2029	4,877	4,852	1.6	4,877
Netwrix Corporation(5)	One stop	SF +	5.50%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	5.50%	(h)	10.56%				06/2029	37	35	—	41
PDQ Intermediate, Inc.(17)	Subordinated debt	N/A			13.75%	PIK			10/2031	57	56	—	57
ReliaQuest Holdings, LLC(17)	One stop	SF +	6.75%	(h)	8.37%	cash/	3.63%	PIK	04/2031	5,741	5,715	1.9	5,741
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(1)	—	—
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(2)	—	—
WPEngine, Inc.	One stop	SF +	6.50%	(h)	11.62%				08/2029	244	240	0.1	244
WPEngine, Inc.	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.56%				07/2027	$299	$299	0.1%	$293
Zarya Holdco, Inc.(5)	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	(1)
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.56%				07/2027	119	117	—	116
										12,670	12,514	4.1	12,660
Leisure Products
Crunch Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(2)	—	(2)
Crunch Holdings, LLC	One stop	SF +	4.75%	(g)	9.61%				09/2031	3,295	3,279	1.1	3,279
Movement Holdings, LLC	One stop	SF +	5.25%	(g)	10.10%				03/2030	1,803	1,786	0.6	1,803
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(3)	—	—
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(11)	—	—
										5,098	5,049	1.7	5,080
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	5.50%	(h)	10.73%				11/2029	4,199	4,114	1.4	4,199
Celerion Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2029	—	(14)	—	—
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	—
Graphpad Software, LLC	One stop	SF +	4.75%	(h)	9.35%				06/2031	1,926	1,917	0.6	1,926
Graphpad Software, LLC	One stop	SF +	4.75%	(h)	9.35%				06/2031	48	46	—	48
										6,173	6,061	2.0	6,173
Machinery
AI Titan Parent, Inc.	One stop	SF +	4.75%	(h)	9.81%				08/2031	655	648	0.2	648
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(1)	—	(1)
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(1)	—	(1)
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	10.10%				12/2030	4,374	4,335	1.5	4,374
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	10.10%				12/2030	259	252	0.1	259
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	10.10%				12/2029	87	82	—	87
										5,375	5,315	1.8	5,366
Media
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(3)	—	—
Lotus Topco, Inc.	One stop	SF +	4.75%	(i)	9.00%				06/2030	1,765	1,753	0.6	1,765
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(6)	—	—
										1,765	1,744	0.6	1,765
Oil, Gas & Consumable Fuels
Envernus, Inc.	One stop	SF +	5.50%	(g)	10.35%				12/2029	2,928	2,890	1.0	2,928
Envernus, Inc.	One stop	SF +	5.50%	(g)	10.35%				12/2029	15	12	—	15
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
										2,943	2,901	1.0	2,943
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(h)	9.60%				05/2029	781	770	0.3	773
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(h)	9.60%				05/2029	53	52	—	52
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(g)	9.87%				05/2029	39	38	—	38
										873	860	0.3	863
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(i)	10.50%				05/2029	293	290	0.1	297
ALKU Intermediate Holdings, LLC	One stop	SF +	5.50%	(i)	9.75%				05/2029	32	32	—	32
bswift, LLC	One stop	SF +	6.38%	(h)	11.68%				11/2028	326	319	0.1	331
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(h)	10.32%				10/2027	260	259	0.1	260
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(h)	10.32%				10/2027	113	111	0.1	113
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(h)	10.42%				10/2027	34	33	—	34
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(h)	10.67%				10/2027	18	18	—	18
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(h)	10.67%				10/2027	47	46	—	47
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	10.02%				09/2028	224	221	0.1	224
DISA Holdings Corp.(17)	Subordinated debt	SF +	8.50%	(g)	11.51%	cash/	2.00%	PIK	03/2029	52	51	—	52
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	10.02%				09/2028	25	25	—	25
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DISA Holdings Corp.	One stop	SF +	5.00%	(h)	10.02%				09/2028	$31	$31	—%	$31
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(2)	—	—
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	10.02%				09/2028	368	363	0.1	368
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	10.11%				09/2028	32	30	—	32
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(4)	—	(1)
Eclipse Buyer, Inc.	One stop	SF +	4.75%	(h)	9.74%				09/2031	890	881	0.3	881
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(1)	—	(1)
Varicent Intermediate Holdings Corporation(17)	One stop	SF +	6.00%	(h)	7.35%	cash/	3.25%	PIK	08/2031	2,710	2,670	0.9	2,669
Varicent Intermediate Holdings Corporation(5)	One stop	SF +	6.00%		N/A(6)				08/2031	—	(5)	—	(5)
Varicent Intermediate Holdings Corporation(5)	One stop	SF +	6.00%		N/A(6)				08/2031	—	(5)	—	(5)
										5,455	5,363	1.8	5,402
Software
Anaplan, Inc.	One stop	SF +	5.25%	(h)	9.85%				06/2029	9,257	9,195	3.0	9,257
Anaplan, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2028	—	(1)	—	—
Anaplan, Inc.	One stop	SF +	5.25%	(h)	9.85%				06/2029	50	50	—	50
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(e)	10.20%				06/2029	684	613	0.2	684
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(e)	10.20%				06/2029	357	311	0.1	357
Arrow Buyer, Inc.	One stop	SF +	5.75%	(h)	10.35%				07/2030	1,084	1,060	0.4	1,084
Arrow Buyer, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(2)	—	—
Arrow Buyer, Inc.	One stop	SF +	5.75%	(h)	10.35%				07/2030	71	71	—	71
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%	(h)	9.10%				05/2031	331	328	0.1	328
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(g)	11.35%				03/2031	625	617	0.2	625
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(g)	11.35%				03/2031	910	893	0.3	910
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				03/2031	—	(3)	—	—
Baxter Planning Systems, LLC(17)	One stop	SF +	6.25%	(h)	8.12%	cash/	3.38%	PIK	05/2031	902	896	0.3	902
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(1)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(1)	—	—
BestPass, Inc.	One stop	SF +	5.25%	(g)	10.10%				08/2031	3,050	3,035	1.0	3,035
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(1)	—	(2)
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(2)	—	(2)
Bloomerang, LLC	One stop	SF +	6.00%	(g)	10.85%				12/2029	2,477	2,455	0.8	2,477
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(5)	—	—
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(7)	—	—
CB Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(3)	—	—
CB Buyer, Inc.	One stop	SF +	5.25%	(h)	9.85%				07/2031	2,689	2,663	0.9	2,689
CB Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(4)	—	—
Coupa Holdings, LLC	One stop	SF +	5.50%	(h)	10.75%				02/2030	2,162	2,114	0.7	2,162
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2030	—	(2)	—	—
Crewline Buyer, Inc.	One stop	SF +	6.75%	(h)	11.35%				11/2030	6,163	6,083	2.0	6,163
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(8)	—	—
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	9.35%				09/2030	3,018	2,939	1.0	2,988
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(9)	—	(3)
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	9.35%				09/2030	279	277	0.1	277
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	7.18%	cash/	4.30%	PIK	07/2029	1,988	1,963	0.6	1,968
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(g)	7.54%	cash/	4.30%	PIK	07/2029	1,298	1,279	0.4	1,285
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	7.18%	cash/	4.30%	PIK	07/2029	238	236	0.1	236
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1)	—	(1)
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(7)	—	—
GTY Technology Holdings, Inc.(17)	One stop	SF +	7.13%	(h)	7.92%	cash/	4.45%	PIK	07/2029	253	250	0.1	253
Gurobi Optimization, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(3)	—	(3)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Gurobi Optimization, LLC	One stop	SF +	4.75%	(g)(h)	9.47%				09/2031	$3,287	$3,254	1.1%	$3,254
Hyland Software, Inc.	One stop	SF +	6.00%	(g)	10.85%				09/2030	7,229	7,137	2.4	7,229
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.	One stop	SF +	6.50%	(g)	11.35%				01/2030	3,968	3,898	1.3	3,968
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(7)	—	—
ICIMS, Inc.(17)	One stop	SF +	5.75%	(g)(h)	10.67%				08/2028	3,314	3,280	1.0	3,148
ICIMS, Inc.	One stop	SF +	5.75%	(g)	10.62%				08/2028	30	29	—	25
ICIMS, Inc.(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	—	—	(27)
IQN Holding Corp.	One stop	SF +	5.25%	(h)	10.31%				05/2029	798	793	0.3	798
IQN Holding Corp.	One stop	SF +	5.25%	(h)	10.31%				05/2028	14	13	—	14
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(h)(i)	8.76%	cash/	3.50%	PIK	07/2028	768	764	0.3	768
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(b)(d)	3.65%	cash/	7.25%	PIK	07/2028	439	411	0.1	439
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(i)	8.76%	cash/	3.50%	PIK	07/2028	195	194	0.1	195
Island Bidco AB(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Kaseya Inc.(17)	One stop	SF +	5.50%	(h)	10.75%				06/2029	1,818	1,800	0.6	1,818
Kaseya Inc.(17)	One stop	SF +	5.50%	(h)	10.10%				06/2029	27	26	—	27
Kaseya Inc.	One stop	SF +	5.50%	(h)	10.78%				06/2029	21	20	—	21
Kaseya Inc.	One stop	SF +	5.50%	(h)	10.75%				06/2029	7	6	—	7
Navex TopCo, Inc.	One stop	SF +	5.50%	(g)	10.60%				11/2030	5,849	5,746	1.9	5,849
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(9)	—	—
Panzura, LLC(17)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	59	54	—	49
PING Identity Holding Corp.	One stop	SF +	4.75%	(h)	9.35%				10/2029	642	633	0.2	642
PING Identity Holding Corp.(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	10.31%				06/2029	2,659	2,641	0.9	2,659
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	10.39%				06/2029	2,293	2,277	0.8	2,293
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(e)	8.45%	cash/	2.55%	PIK	07/2029	772	675	0.2	743
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	6.05%	(f)	8.34%	cash/	2.55%	PIK	07/2029	136	135	—	131
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(e)	8.45%	cash/	2.55%	PIK	07/2029	57	50	—	55
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.00%	(h)	11.10%				08/2029	3,894	3,839	1.3	3,894
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(h)	11.40%				07/2028	552	543	0.2	552
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(5)	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(g)	10.10%				05/2031	5,897	5,848	1.9	5,897
Togetherwork Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(7)	—	—
Zendesk, Inc.	One stop	SF +	5.00%	(h)	9.69%				11/2028	4,063	4,009	1.3	4,063
Zendesk, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(7)	—	—
										86,674	85,301	28.2	86,300
Specialty Retail
Biscuit Parent, LLC	One stop	SF +	4.75%	(h)	9.35%				02/2031	3,111	3,090	1.0	3,111
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(7)	—	—
Cavender Stores L.P.	Senior secured	SF +	5.00%	(h)	9.60%				10/2029	6,141	6,089	2.0	6,141
CVP Holdco, Inc.(5)	One stop	SF +	7.50%		N/A(6)				06/2030	—	(3)	—	—
CVP Holdco, Inc.	One stop	SF +	5.00%	(g)	9.85%				06/2031	2,734	2,708	0.9	2,734
CVP Holdco, Inc.(5)	One stop	SF +	7.50%		N/A(6)				06/2031	—	(3)	—	—
PetVet Care Centers LLC	One stop	SF +	6.00%	(g)	10.85%				11/2030	2,368	2,327	0.7	2,250
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(6)	—	(16)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(3)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	10.81%				08/2029	3,753	3,706	1.2	3,753
PPV Intermediate Holdings, LLC(17)	One stop	N/A			14.75%	PIK			08/2030	1,608	1,574	0.6	1,640
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	$480	$473	0.2%	$480
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	111	110	0.1	111
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	20	20	—	20
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	20	19	—	20
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(3)	—	—
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(2)	—	(2)
Radiance Borrower, LLC	One stop	SF +	5.25%	(g)	10.10%				06/2031	65	62	—	65
Radiance Borrower, LLC(17)	One stop	SF +	5.75%	(g)	7.85%	cash/	2.75%	PIK	06/2031	3,396	3,372	1.1	3,396
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	2,516	2,494	0.8	2,516
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	167	166	0.1	167
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	164	163	0.1	164
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	130	129	0.1	130
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)(i)	14.11%	PIK			09/2029	35	34	—	35
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	54	54	—	54
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(1)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	41	41	—	41
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	38	38	—	38
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(3)	—	—
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.60%	PIK			09/2029	137	135	0.1	137
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(4)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	74	74	—	74
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.60%	PIK			09/2029	73	72	—	73
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	50	50	—	50
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.60%	PIK			09/2029	7	7	—	7
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.60%	PIK			09/2029	68	59	—	68
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				09/2029	259	257	0.1	259
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)(i)	14.30%	PIK			09/2029	26	26	—	26
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	81	81	—	81
										27,727	27,395	9.1	27,623
Water Utilities
Vessco Midco Holdings, LLC	One stop	SF +	5.25%	(g)(i)	10.22%				07/2031	277	274	0.1	274
Vessco Midco Holdings, LLC	One stop	SF +	5.25%		N/A(6)				07/2031	—	—	—	—
Vessco Midco Holdings, LLC	One stop	SF +	5.25%	(i)	9.54%				07/2031	14	13	—	13
										291	287	0.1	287

Total debt investments										292,249	287,920	95.2	291,377

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		02/2023	N/A	15	$145	—%	$121

Automobiles
CAP-KSI Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	140	—	—	—
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	140	140	—	140
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		07/2022	N/A	—	44	—	63
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	751	751	0.3	791
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		06/2024	N/A	149	149	0.1	157
Yorkshire Parent, Inc.	LP units	N/A	N/A		12/2023	N/A	—	24	—	26
								1,108	0.4	1,177
Commercial Services & Supplies
FR Vision Holdings, Inc.	LP units	N/A	N/A		01/2024	N/A	—	20	—	21

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A		05/2024	N/A	23	59	—	67
DP Flores Holdings, LLC	LLC units	N/A	N/A		09/2022	N/A	50	50	—	64
HS Spa Holdings, Inc.	Common stock	N/A	N/A		05/2022	N/A	33	33	—	33
NSG Buyer, Inc. (7)	LP units	N/A	N/A		11/2022	N/A	—	397	0.2	517
Virginia Green Acquisition, LLC	LP units	N/A	N/A		12/2023	N/A	18	18	—	20
								557	0.2	701
Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A		05/2024	N/A	100	100	—	100

Hotels, Restaurants & Leisure
PB Group Holdings, LLC	LP units	N/A	N/A		08/2024	N/A	24	55	—	55

Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A		11/2023	N/A	1	18	—	19

IT Services
Critical Start, Inc.	Common stock	N/A	N/A		05/2022	N/A	17	17	—	9
Netwrix Corporation	LLC units	N/A	N/A		06/2022	N/A	4	9	—	11
								26	—	20
Leisure Products
Movement Holdings, LLC	LLC units	N/A	N/A		03/2024	N/A	—	107	—	97

Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		11/2022	N/A	186	186	0.1	186
Celerion Buyer, Inc.	LP units	N/A	N/A		11/2022	N/A	186	—	0.1	140
								186	0.2	326
Professional Services
Eclipse Buyer, Inc.(16)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	50	—	49

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	364	$364	0.2%	$564
CB Buyer, Inc.	LP units	N/A			N/A		07/2024	N/A	56	56	—	56
Cynet Security Ltd.(7)(12)	Preferred stock	N/A			N/A		08/2022	N/A	9	31	—	41
GTY Technology Holdings, Inc.	LP units	N/A			N/A		07/2022	N/A	28	28	—	55
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	44	—	44
Kaseya Inc.(16)	Preferred stock	SF +	10.75%	(h)	15.35%	Non-Cash	06/2022	N/A	—	439	0.2	463
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	20	20	—	21
Onit, Inc.(16)	Preferred stock	N/A			15.00%	Non-Cash	02/2023	N/A	—	55	—	64
Onit, Inc.	Warrant	N/A			N/A		02/2023	N/A	—	7	—	10
Panzura, LLC	LLC units	N/A			N/A		09/2023	N/A	1	4	—	—
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	11
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	67	291	0.1	294
Zendesk, Inc.	LP units	N/A			N/A		11/2022	N/A	9	91	0.1	86
										1,438	0.6	1,709
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A			N/A		08/2022	N/A	—	63	—	53

Total equity investments										3,873	1.4	4,448

Total investments										291,793	96.6	295,825

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					4.8%	(18)				$10,214	3.3%	$10,214
Total money market funds										10,214	3.3	10,214
Total investments and money market funds										$302,007	99.9%	$306,039
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Prime (“P”), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2024, as the loan could have priced or repriced based on an index rate prior to September 30, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.00% as of September 30, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.35% as of September 30, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.28% as of September 30, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.11% as of September 30, 2024.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.95% as of September 30, 2024.
(f) Denotes that all or a portion of the contract was indexed to Daily SOFR which was 4.96% as of September 30, 2024.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.85% as of September 30, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.59% as of September 30, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.25% as of September 30, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2024.
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
(6)The entire commitment was unfunded as of September 30, 2024. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, total non-qualifying assets at fair value represented 2.2% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(17)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2024.
(18)The rate shown is the annualized seven-day yield as of September 30, 2024.

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

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		02/2023	N/A	15	$145	0.1%	$152

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		07/2022	N/A	—	44	—	50

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		09/2022	N/A	50	50	—	57
HS Spa Holdings, Inc.	Common stock	N/A	N/A		06/2022	N/A	33	33	—	35
NSG Buyer, Inc. (7)	LP units	N/A	N/A		11/2022	N/A	—	372	0.3	362
								455	0.3	454
IT Services
Critical Start, Inc.	Common stock	N/A	N/A		05/2022	N/A	17	17	—	20
Netwrix Corporation(16)	LLC units	N/A	N/A		06/2022	N/A	4	9	—	15
								26	—	35
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		11/2022	N/A	186	186	0.1	186
Celerion Buyer, Inc.	LP units	N/A	N/A		11/2022	N/A	186	—	0.1	57
								186	0.2	243
Software
Anaplan, Inc.	LP Interest	N/A	N/A		06/2022	N/A	364	364	0.4	517
Cynet Security Ltd.(7)(12)	Preferred stock	N/A	N/A		08/2022	N/A	9	31	—	38
GTY Technology Holdings, Inc.	LP units	N/A	N/A		07/2022	N/A	28	28	—	37
Kaseya Inc.(16)	Preferred stock	N/A	11.75%	Non-Cash	06/2022	N/A	—	376	0.3	382
Kaseya Inc.	LP Interest	N/A	N/A		06/2022	N/A	20	20	—	22
Onit, Inc.(16)	Preferred stock	N/A	15.00%	Non-Cash	02/2023	N/A	—	46	0.1	50
Onit, Inc.	Warrant	N/A	N/A		02/2023	N/A	—	7	—	7
Panzura, LLC	LLC units	N/A	N/A			N/A	1	4	—	4
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A	N/A		07/2022	N/A	—	11	—	8
Zendesk, Inc.	LP units	N/A	N/A		11/2022	N/A	9	91	0.1	126
								978	0.9	1,191
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A		08/2022	N/A	—	63	—	49

Total equity investments								1,897	1.5	2,174

Total investments								109,133	79.3	109,905

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			5.2%	(18)				8,682	6.3%	8,682
Total money market funds								8,682	6.3	8,682
Total investments and money market funds								$117,815	85.6%	$118,587

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2023, as the loan could have priced or repriced based on an index rate prior to September 30, 2023.
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
(6)The entire commitment was unfunded as of September 30, 2023. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
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

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. On August 2, 2024, the board of directors of the Company (the “Board”) designated the Investment Adviser as the Company’s valuation designee (“Valuation Designee”) in accordance with Rule 2a-5 under the 1940 Act. As of such date, the Valuation Designee is responsible for determining the fair value of the Company’s portfolio investments, subject to oversight of the Board. In accordance with ASC Topic 820, the Valuation Designee has categorized the Company’s financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Investment Adviser’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Valuation Designee in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Valuation Designee will continue to refine its valuation methodologies. See further description of fair value methodology in Note 7. Fair Value Measurements.

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
(In thousands, except shares and per share data)
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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company received Loan Origination Fees that were capitalized of $2,860, $1,259 and $936, respectively. For the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, interest income included $748, $264 and $32, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, investment income included $1,609, $739 and $36, respectively, of PIK interest and the Company capitalized PIK interest of $1,627, $734 and $23, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the year ended September 30, 2024, fee income included $35 from non-recurring prepayment premiums. For the year ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.

For the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $22,013, $7,948 and $663, respectively.

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

For the years ended September 30, 2024 and 2023, the Company recognized PIK and non-cash dividend income of $73 and $48, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company had no capitalized PIK and non-cash dividends. For the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company received no cash payments of accrued and capitalized preferred dividends.

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
(In thousands, except shares and per share data)
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

For the year ended September 30, 2024, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash. For the year ended September 30, 2023, the company recorded $4 of dividend income received in cash and did not receive any return of capital distributions in cash. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2024 and 2023, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2024 and 2023, $28 and $40, respectively, was recorded for U.S. federal excise tax expense. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
September 30, 2024. The Company’s tax returns for the 2022 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company amortized $118, $106 and $20, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

Recent Accounting Pronouncements: In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU No. 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-07.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.

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

As of September 30, 2024 and 2023, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2024		As of September 30, 2023
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$378,341	$305,798	$374,916	$138,163

As of September 30, 2024 and 2023, the ratio of total contributed capital to total capital subscriptions was 80.8% and 36.9%, respectively, and the Company had uncalled capital commitments of $72,543 and $236,753, respectively.

The following table summarizes the shares of GDLCU common stock issued for years ended September 30, 2024 and 2023:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the year ended September 30, 2023
Issuance of shares	11/14/22	717,431.000	$15.00	$10,762
Issuance of shares	02/07/23	956,574.667	15.00	14,348
Issuance of shares	06/26/23	717,431.000	15.00	10,762
Issuance of shares	09/06/23	1,124,746.533	15.00	16,871
Issuance of shares	09/27/23	1,124,746.533	15.00	16,871
Shares issued for capital drawdowns		4,640,929.733		$69,614
Issuance of shares	11/23/22	1,664.799	$15.00	$25
Issuance of shares	12/29/22	4,782.751	15.00	72
Issuance of shares	03/01/23	2,895.367	15.00	44
Issuance of shares	03/22/23	3,478.115	15.00	52
Issuance of shares	05/24/23	8,465.003	15.00	127
Issuance of shares	06/22/23	3,231.487	15.00	48
Shares issued through DRIP		24,517.522		$368

Shares issued for the year ended September 30, 2024
Issuance of shares	10/27/23	1,124,891.000	$15.00	$16,873
Issuance of shares	11/10/23	1,124,891.000	15.00	16,873
Issuance of shares	12/15/23	1,999,805.999	15.00	29,997
Issuance of shares	03/18/24	1,124,891.000	15.00	16,874
Issuance of shares	05/03/24	1,135,022.533	15.00	17,025
Issuance of shares	05/17/24	1,135,022.533	15.00	17,025
Issuance of shares	06/04/24	2,396,158.667	15.00	35,943
Issuance of shares	07/03/24	1,135,022.533	15.00	$17,025
Shares issued for capital drawdowns		11,175,705.265		$167,635

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
(In thousands, except shares and per share data)
adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.00% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. The Investment Adviser has agreed to certain waivers with respect to the base management fee for the periods following April 1, 2022, the initial closing date for the private placement of shares of the Company's common stock (the “Initial Closing”), and will irrevocably waive 100% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2022 to March 31, 2023; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2023 to March 31, 2024; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2024 to March 31, 2025.

For the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, the base management fee incurred by the Company was $2,150, $832 and $114 respectively, and the base management fee irrevocably waived by the Investment Adviser was $999, $676 and $114, respectively.

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
(In thousands, except shares and per share data)
Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Income Incentive Fee would cause the Company to pay Income Incentive Fees and Capital Gain Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap described below.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.0% quarterly. If market interest rates rise, it is possible that the Company will be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Income Incentive Fee. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee.

The Company calculates the Income Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•Zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
•100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 10.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the “catch-up” provision; and
•10.0% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

For the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Income Incentive Fee incurred was $2,431, $874 and $70 respectively. For the year ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, $319 and $70 of the Income Incentive Fee was irrevocably waived by the Investment Adviser in connection with the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 10.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ended December 31, 2022, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis from April 1, 2022, the date the Company elected to be a BDC.

•The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the Company’s portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
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

For the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company did not accrue a Capital Gain Incentive Fee. As of both September 30, 2024 and 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. For the years ended September 30, 2024 and 2023, the Company accrued a capital gain incentive fee under GAAP of $308 and $56, respectively. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company did not accrue a capital gain incentive fee under GAAP.

As of September 30, 2024 and 2023, there was $364 and $56 accrued for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, there was no accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

The third part of the Incentive Fee, the Subordinated Liquidation Incentive Fee, equals 10.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. For purposes of this calculation, (a) “liquidation” includes the sale of all or substantially all of the Company's assets or the acquisition of all or substantially all of the shares of the Company’s common stock in a single or series of related transactions and (b) “adjusted capital” means the net asset value of the Company calculated immediately prior to liquidation in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in the liquidation.

The Company has structured the calculation of the Incentive Fee to include a fee limitation such that the Income Incentive Fee and the Capital Gain Incentive Fee will not be paid at any time if, after such payment, the cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to date would exceed an incentive fee cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is equal to the difference between (a) 10% of

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to the Investment Adviser by the Company since April 1, 2022.

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

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. The Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of September 30, 2024 and 2023, included in accounts payable and other liabilities is $85 and $33, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $56 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both September 30, 2024 and 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301.

The Administrator and Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement, trustee fees, and fees payable pursuant to the Investment Advisory Agreement, net of the base management fee waivers described above, until the aggregate amount of such waived expense reimbursements equals $1,000 (the “Operating Expenses Reimbursement Waiver”). From the commencement of operations through March 31, 2023, the total operating expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived under the Operating Expenses Reimbursement Waiver totaled $1,000. For the years ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Administrator and Investment Adviser waived the reimbursement of $195 and $417, respectively, in operating expenses.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022 were $677, $412 and $24, respectively. As of September 30, 2024 and 2023, there was $164

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
and $176, respectively, included in accounts payable and other liabilities for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15,000 of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of September 30, 2024, GGP Class B-P, LLC has an aggregate commitment of $40,011. As of September 30, 2024, the Company has issued 2,091,288.331 shares of its common stock, including 550,000 shares of its common stock purchased from other stockholders, to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $31,369 and has also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of September 30, 2024, permits the Company to borrow a maximum of $40,000 and expires on April 1, 2025. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of September 30, 2024 and 2023 consisted of the following:

	As of September 30, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$11,739	$11,618	$11,734	$3,826	$3,777	$3,772
One stop	279,276	275,089	278,409	105,246	103,352	103,849
Second lien	1,071	1,053	1,071	63	58	59
Subordinated debt	163	160	163	51	49	51
Equity	N/A	3,873	4,448	N/A	1,897	2,174
Total	$292,249	$291,793	$295,825	$109,186	$109,133	$109,905

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

	As of September 30, 2024		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$49,875	17.1%	$14,718	13.5%
Midwest	59,597	20.4	18,444	16.9
Northeast	34,144	11.7	21,957	20.1
Southeast	46,070	15.8	18,267	16.7
Southwest	35,628	12.2	8,190	7.5
West	61,008	20.9	22,983	21.1
United Kingdom	1,784	0.6	1,757	1.6
Luxembourg	860	0.3	848	0.8
Sweden	2,245	0.8	1,389	1.3
Israel	31	0.0 *	31	0.0 *
Denmark	551	0.2	549	0.5
Total	$291,793	100.0%	$109,133	100.0%
Fair Value:
United States
Mid-Atlantic	$50,343	17.0%	$14,829	13.5%
Midwest	60,559	20.5	18,561	16.9
Northeast	34,625	11.7	22,063	20.1
Southeast	46,557	15.7	18,351	16.7
Southwest	36,005	12.2	8,222	7.5
West	61,933	20.9	23,274	21.2
United Kingdom	1,970	0.7	1,735	1.6
Luxembourg	863	0.3	836	0.7
Sweden	2,366	0.8	1,436	1.3
Israel	41	0.0 *	38	0.0 *
Denmark	563	0.2	560	0.5
Total	$295,825	100.0%	$109,905	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2024 and 2023 were as follows:

	As of September 30, 2024		As of September 30, 2023
Amortized Cost:
Aerospace & Defense	$5,488	1.9%	$5,393	4.9%
Auto Components	6,400	2.2	—	—
Automobiles	15,914	5.5	4,543	4.2
Banks	835	0.3	—	—
Beverages	4,189	1.4	3,299	3.0
Capital Markets	2,567	0.9	—	—
Chemicals	167	0.1	—	—
Commercial Services & Supplies	17,250	5.9	467	0.4
Construction & Engineering	2,444	0.8	—	—
Diversified Consumer Services	23,573	8.1	6,978	6.4
Diversified Financial Services	2,814	1.0	744	0.7
Electrical Equipment	126	0.0 *	—	—
Electronic Equipment, Instruments & Components	1,502	0.5	1,541	1.4
Food Products	4,675	1.6	—	—
Healthcare Equipment & Supplies	5,863	2.0	1,304	1.2
Healthcare Providers & Services	5,891	2.0	918	0.8
Healthcare Technology	7,545	2.6	3,071	2.8
Hotels, Restaurants & Leisure	11,956	4.1	3,788	3.5
Household Durables	—	—	443	0.4
Industrial Conglomerates	3,513	1.2	1,103	1.0
Insurance	14,421	4.9	5,676	5.2
IT Services	12,540	4.3	5,857	5.4
Leisure Products	5,156	1.8	—	—
Life Sciences Tools & Services	6,247	2.1	4,320	4.0
Machinery	5,315	1.8	—	—
Media	1,744	0.6	—	—
Oil, Gas & Consumable Fuels	2,901	1.0	—	—
Pharmaceuticals	860	0.3	849	0.8
Professional Services	5,413	1.9	1,225	1.1
Software	86,739	29.7	48,748	44.7
Specialty Retail	27,458	9.4	8,866	8.1
Water Utilities	287	0.1	—	—
Total	$291,793	100.0%	$109,133	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2024		As of September 30, 2023
Fair Value:
Aerospace & Defense	$5,665	1.9%	$—	—%
Auto Components	6,493	2.2	5,546	5.1
Automobiles	16,065	5.4	4,428	4.0
Banks	852	0.3	—	—
Beverages	4,265	1.4	3,301	3.0
Capital Markets	2,599	0.9	—	—
Chemicals	167	0.1	—	—
Commercial Services & Supplies	17,507	5.9	467	0.4
Construction & Engineering	2,470	0.8	—	—
Diversified Consumer Services	24,058	8.1	7,105	6.5
Diversified Financial Services	2,857	1.0	762	0.7
Electrical Equipment	129	0.0 *	—	—
Electronic Equipment, Instruments & Components	1,566	0.5	1,582	1.4
Food Products	4,731	1.6	—	—
Healthcare Equipment & Supplies	5,922	2.0	3,044	2.8
Healthcare Providers & Services	5,996	2.0	1,316	1.2
Healthcare Technology	7,598	2.6	910	0.8
Hotels, Restaurants & Leisure	12,066	4.1	3,817	3.5
Household Durables	—	—	458	0.4
Industrial Conglomerates	3,511	1.2	1,118	1.0
Insurance	14,592	4.9	5,757	5.3
IT Services	12,680	4.3	5,841	5.3
Leisure Products	5,177	1.8	—	—
Life Sciences Tools & Services	6,499	2.2	4,485	4.1
Machinery	5,366	1.8	—	—
Media	1,765	0.6	—	—
Oil, Gas & Consumable Fuels	2,943	1.0	—	—
Pharmaceuticals	863	0.3	836	0.8
Professional Services	5,451	1.8	1,247	1.1
Software	88,009	29.8	49,063	44.6
Specialty Retail	27,676	9.4	8,822	8.0
Water Utilities	287	0.1	—	—
Total	$295,825	100.0%	$109,905	100.0%

*	Represents an amount less than 0.1%

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

The outstanding forward currency contracts as of September 30, 2024 and 2023 were as follows:

As of September 30, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(135)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	—	(50)
						$—	$(185)

As of September 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,125	GBP	$1,247	USD	10/13/2023	$—	$(126)
Macquarie Bank Limited	€1,150	EUR	$1,148	USD	10/13/2023	—	(68)
						$—	$(194)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2024 and 2023.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2024
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(185)	$(185)	$185	$—

As of September 30, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(194)	$(194)	$194	$—

(1)The actual collateral pledged could be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30, 2024	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Foreign exchange	$(211)	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30, 2024	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Foreign exchange	$9	$(194)	$—

The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Average U.S. Dollar notional outstanding	Year ended September 30, 2024	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Forward currency contracts	$3,441	$2,330	$—

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company could cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

Note 7.    Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Effective August 2, 2024, the Board designated the Investment Adviser as the Company’s Valuation Designee in accordance with Rule 2a-5 under the 1940 Act. The Company’s fair value analysis, currently undertaken by the Valuation Designee, includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2024 and 2023. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both September 30, 2024 and 2023 were valued using Level 3 inputs. As of both September 30, 2024 and 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a ready market existed for such investments and could differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of September 30, 2024 and 2023:

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$291,377	$291,377
Equity investments(1)	—	—	4,448	4,448
Money market funds(1)(2)	10,214	—	—	10,214
Total assets, at fair value:	$10,214	$—	$295,825	$306,039
Liabilities, at fair value:
Forward currency contracts	$—	$185	$—	$185
Total liabilities, at fair value:	$—	$185	$—	$185

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$107,731	$107,731
Equity investments(1)	—	—	2,174	2,174
Money market funds(1)(2)	8,682	—	—	$8,682
Total assets, at fair value:	$8,682	$—	$109,905	$118,587
Liabilities, at fair value:
Forward currency contracts	$—	$194	$—	$194
Total liabilities, at fair value:	$—	$194	$—	$194

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held at the end of each period was $3,274, $1,067 and $(279), respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2024 and 2023:

	For the year ended September 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$107,731	$2,174	$109,905
Net change in unrealized appreciation (depreciation) on investments	2,715	298	3,013
Net translation of investments in foreign currencies	248	—	248
Realized gain (loss) on investments	13	(3)	10
Realized gain (loss) on translation of investments in foreign currencies	3	—	3
Fundings of (proceeds from) revolving loans, net	341	—	341
Fundings of investments	187,993	1,906	189,899
PIK interest and non-cash dividends	1,627	73	1,700
Proceeds from principal payments and sales of portfolio investments	(10,042)	—	(10,042)
Accretion of discounts and amortization of premiums	748	—	748
Fair value, end of period	$291,377	$4,448	$295,825

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	For the year ended September 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$52,962	$1,028	$53,990
Net change in unrealized appreciation (depreciation) on investments	590	257	847
Net translation of investments in foreign currencies	204	—	204
Realized gain (loss) on investments	—	7	7
Fundings of (proceeds from) revolving loans, net	163	—	163
Fundings of investments	54,612	900	55,512
PIK interest and non-cash dividends	734	48	783
Proceeds from principal payments and sales of portfolio investments	(1,798)	(66)	(1,864)
Accretion of discounts and amortization of premiums	264	—	264
Fair value, end of period	$107,731	$2,174	$109,905

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2024 and 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$11,734	Yield analysis	Market interest rate	8.5% - 9.5% (9.0%)
		Market comparable companies	EBITDA multiples	6.5x - 16.0x (9.2x)
One stop loans(2)	$271,181	Yield analysis	Market interest rate	6.3% - 21.0% (9.4%)
		Market comparable companies	EBITDA multiples	8.0x - 38.0x (16.4x)
		Market comparable companies	Revenue multiples	2.8x - 16.5x (10.5x)
	7,228	Broker/ Dealer bids or quotes	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans	$1,234	Yield analysis	Market interest rate	12.3% - 15.0% (12.6%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (11.3x)
Equity(3)	$4,448	Market comparable companies	EBITDA multiples	9.0x - 23.0x (16.9x)
			Revenue multiples	2.8x - 16.5x (14.9x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $226,350 and $44,831 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $3,694 and $754 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$3,772	Yield analysis	Market interest rate	9.0% - 10.0% (9.9%)
		Market comparable companies	EBITDA multiples	8.5x - 16.1x (11.5x)
One stop loans(2)	$103,850	Yield analysis	Market interest rate	7.5% - 19.8% (10.3%)
		Market comparable companies	EBITDA multiples	9.5x - 34.0x (18.6x)
		Market comparable companies	Revenue multiples	5.5x - 27.0x (11.8x)
Subordinated debt and second lien loans	$109	Yield analysis	Market interest rate	13.0% - 13.5% (13.2%)
		Market comparable companies	EBITDA multiples	9.5x - 11.5x (10.6x)
Equity(3)	$2,174	Market comparable companies	EBITDA multiples	11.5x - 26.0x (19.3x)
			Revenue multiples	5.5x - 16.5x (13.7x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $72,978 and $30,871 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $1,368 and $806 of equity investments using EBITDA and revenue multiples, respectively.

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Valuation Designee.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Valuation Designee uses EBITDA multiples and, to a lesser extent, revenue multiples on the Company’s debt and equity investments to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation would have resulted in a significantly lower or higher fair value measurement. The Valuation Designee uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield was significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan could have been lower.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. All assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity.

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2024 and 2023, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2024 and 2023, the Company was permitted to borrow up to $40,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 1, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2024 was 4.5%. For the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company had no borrowings and made no repayments on the Adviser Revolver. As of September 30, 2024 and September 30, 2023, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9.    Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which could differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets.

The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2024	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Increase/(decrease) in Paid in Capital in Excess of Par	$(146)	$(127)	$—
Increase/(decrease) in Distributable Earnings (Losses)	146	127	—
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

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2024	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Net increase in net assets resulting from operations	$24,653	$9,000	$697
Net change in unrealized (appreciation) depreciation on investment transactions	(3,270)	(857)	279
Other income not currently taxable	(476)	(52)	—
Expenses not currently deductible	456	186	—
Other realized gain/loss differences	858	(7)	—
Taxable income before deductions for distributions	$22,221	$8,270	$976

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The tax character of distributions paid during the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022 were as follows:

	Year ended September 30, 2024	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Ordinary Income	$21,186	$7,372	$369

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022 were as follows:

	Year ended September 30, 2024	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Undistributed ordinary income – tax basis	$2,302	$1,505	$607
Undistributed realized gains – tax basis	238	—	—
Net unrealized appreciation (depreciation) on investments	3,521	634	(279)
Other temporary differences	(5,788)	(2,012)	(328)
Total accumulated earnings (loss) – book basis	$273	$127	$—

Capital losses in excess of capital gains earned in a tax year could generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2024, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company could elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of both September 30, 2024 and 2023, the Company did not elect to defer any ordinary losses, short-term capital losses and long-term capital losses.

For the tax year ended September 30, 2024, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in tax year September 30, 2024. The amount carried forward to tax year September 30, 2024 is estimated to be approximately $2,302 of ordinary income and $238 of long-term capital gain, although these amounts will not be finalized until the September 30, 2024 tax returns are filed in 2025.

As of September 30, 2024, the federal tax cost of investments was $292,119, resulting in estimated gross unrealized gains and losses of $4,592 and $886, respectively.

Note 10.     Commitments and Contingencies

Commitments: As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $68,856, including $22,140 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $16,132, including $3,472 of commitments on undrawn revolvers.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6. Forward Currency Contracts for outstanding forward currency contracts as of September 30, 2024 and 2023. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged and in the future could engage again in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company could be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings: In the normal course of business, the Company is subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Note 11.     Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Year ended September 30, 2024	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Net asset value at beginning of period	$15.00	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(1.59)	(1.45)	(0.22)
Net investment income - after tax	1.40	1.33	0.44
Net realized gain (loss) on investment transactions	(0.01)	0.00 ^	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.20	0.12	(0.21)
Net asset value at end of period	$15.00	$15.00	$15.00
Total return based on net asset value per share(4)	10.98%	8.15%	1.50%
Number of common shares outstanding	20,412,978.874	9,237,273.609	4,571,826.354

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Listed below are supplemental data and ratios to the financial highlights:	Year ended September 30, 2024	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Ratio of net investment income - after tax to average net assets*(5)	9.34%	8.89%	5.83%
Ratio of total expenses to average net assets*(5)	2.53%	2.94%	3.28%
Ratio of management fee waiver to average net assets*	(0.43)%	(0.74)%	(0.66)%
Ratio of incentive fee waiver to average net assets(5)	—%	(0.35)%	(0.20)%
Ratio of operating expense waiver to average net assets(5)	—%	(0.21)%	(1.20)%
Ratio of incentive fees to average net assets(5)	1.19%	1.02%	0.20%
Ratio of excise tax to average net assets(5)	0.01%	0.04%	—%
Ratio of net expenses to average net assets*(5)	2.10%	1.64%	1.22%
Ratio of total expenses (without incentive fees) to average net assets*(5)	1.34%	0.98%	3.08%
Total return based on average net asset value*(6)	10.68%	9.84%	4.05%
Net assets at end of year	$306,194	$138,559	$68,577
Average debt outstanding	$—	$—	$—
Average debt outstanding per share	$—	$—	$—
Portfolio Turnover*	4.77%	2.27%	0.06%
Asset coverage ratio(7)	N/A	N/A	N/A
Asset coverage ratio per unit(8)	N/A	N/A	N/A
Average market value per unit(9):
Adviser Revolver	N/A	N/A	N/A

*    The amounts presented for the period from April 1, 2022 (commencement of operations) to September 30, 2022 are annualized.
^ Represents an amount less than $0.01.
(1)Based on actual number of shares outstanding at the end of the corresponding year or the weighted average shares outstanding for the year, unless otherwise noted, as appropriate.
(2)The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable year.
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the year and certain per share data based on the shares outstanding at the end of the period and as of the dividend record date.
(4)Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
(5)Incentive fees, excise tax, incentive fee waiver and operating expense waiver are not annualized for the period from April 1, 2022 (commencement of operations) to September 30, 2022.
(6)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of September 30, 2024 and 2023.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of September 30, 2024 and 2023.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 12. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2024	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Earnings available to stockholders	$24,653	$9,000	$697
Basic and diluted weighted average shares outstanding	15,431,006	6,113,779	2,292,083
Basic and diluted earnings per share	$1.60	$1.47	$0.30

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the years ended September 30, 2024 and 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the year ended September 30, 2024
08/03/2023	10/20/2023	12/28/2023	9,237,273.609	$0.1143	$1,056
11/17/2023	11/20/2023	12/28/2023	11,487,055.609	0.1247	1,432
11/17/2023	12/15/2023	02/21/2024	13,486,861.608	0.1139	1,536
11/17/2023	01/19/2024	03/20/2024	13,486,861.608	0.1206	1,625
02/02/2024	02/26/2024	05/22/2024	13,486,861.608	0.1434	1,934
02/02/2024	03/15/2024	05/22/2024	13,486,861.608	0.1987	2,680
02/02/2024	04/19/2024	06/17/2024	14,611,752.608	0.1138	1,663
05/03/2024	05/27/2024	08/21/2024	16,881,797.674	0.1632	2,755
05/03/2024	06/21/2024	08/21/2024	19,277,956.341	0.1168	2,252
05/03/2024	07/19/2024	09/18/2024	20,412,978.874	0.1125	2,297
08/02/2024	08/27/2024	11/19/2024	20,412,978.874	0.1245	2,541
08/02/2024	09/17/2024	11/19/2024	20,412,978.874	0.1412	2,882
Total dividends declared for the year ended September 30, 2024					$24,653

For the year ended September 30, 2023
08/05/2022	10/18/2022	12/29/2022	4,571,826.354	$0.0980	$447
11/18/2022	11/21/2022	12/29/2022	5,289,257.354	0.0964	510
11/18/2022	12/15/2022	03/01/2023	5,290,922.153	0.1096	580
11/18/2022	01/17/2023	03/22/2023	5,295,704.904	0.1301	690
02/07/2023	02/24/2023	05/24/2023	6,252,279.571	0.1148	718
02/07/2023	03/17/2023	05/24/2023	6,255,174.938	0.1558	974
02/07/2023	04/28/2023	06/22/2023	6,258,653.053	0.1023	640
05/05/2023	05/26/2023	08/23/2023	6,267,118.056	0.1106	693
05/05/2023	06/16/2023	08/23/2023	6,267,118.056	0.1579	990
05/05/2023	07/28/2023	09/20/2023	6,987,780.543	0.1147	802
08/03/2023	08/30/2023	11/22/2023	6,987,780.543	0.1218	851
08/03/2023	09/22/2023	11/22/2023	8,112,527.076	0.1362	1,105
Total dividends declared for the year ended September 30, 2023					$9,000

For the period from April 1, 2022 (commencement of operations) to September 30, 2022
05/06/2022	05/06/2022	07/08/2022	734,061.334	$0.0001	$—
05/06/2022	05/20/2022	07/08/2022	734,061.334	0.0106	8
05/06/2022	06/24/2022	09/15/2022	2,128,923.334	0.0263	56
05/06/2022	07/19/2022	09/15/2022	3,175,117.861	0.0960	305
08/05/2022	08/30/2022	11/23/2022	3,175,117.861	0.0386	123
08/05/2022	09/20/2022	11/23/2022	3,874,395.354	0.0530	205
Total dividends declared for the period from April 1, 2022 (commencement of operations) to September 30, 2022					$697

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
There were no distributions reinvested during the year ended September 30, 2024. The following table summarizes the Company’s distributions reinvested during the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value(1)
For the year ended September 30, 2023
November 23, 2022	1,664.799	$15.00	$25
December 29, 2022	4,782.751	15.00	72
March 1, 2023	2,895.367	15.00	44
March 22, 2023	3,478.115	15.00	52
May 24, 2023	8,465.003	15.00	127
June 22, 2023	3,231.487	15.00	48
	24,517.522		$368

For the period from April 1, 2022 (commencement of operations) to September 30, 2022
July 8, 2022	47.994	$15.00	$1
September 15, 2022	1,846.493	15.00	27
	1,894.487		$28

(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 14. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On October 24, 2024, the Company issued a capital call to stockholders that was due on November 5, 2024. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	11/05/2024	1,135,022.533	$15.00	$17,025

On August 2, 2024 and November 14, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

November 15, 2024	January 8, 2025
In an amount (if positive) such that the net asset value of the Company as of November 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2024 through November 30, 2024 and the payment of this distribution is $15.00 per share.

December 13, 2024	February 18, 2025
In an amount (if positive) such that the net asset value of the Company as of December 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2024 through December 31, 2024 and the payment of this distribution is $15.00 per share.

January 17, 2025	March 18, 2025
In an amount (if positive) such that the net asset value of the Company as of January 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2025 through January 31, 2025 and the payment of this distribution is $15.00 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 101
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
3.2	Amended and Restated Bylaws approved on August 5, 2022 by the Board of Directors of Golub Capital Direct Lending Unlevered Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (File No. 814-01505), filed on August 12, 2022).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
4.2	Description of securities	*
10.1	Investment Advisory Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.2	Waiver Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.3	Administration Agreement, dated as of April 1, 2022, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.4	Custody Agreement, dated as of April 1, 2022, by and between the Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.5	Trademark License Agreement, dated as of April 1, 2022, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.7	Revolving Loan Agreement, dated as of, by and among Golub Capital Direct Lending Unlevered Corporation, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.7 to the Registrant’s Amended Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.8	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.9	Loan Administration and Custodial Agreement, dated as of March 1, 2023, by and between Golub Capital Direct Lending Unlevered Corporation and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01505), filed on March 7, 2023).
14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*
19.1	Insider Trading Policy (Included in the Code of Ethics of the Registrant and GC Advisors) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K).
21.1	List of subsidiaries.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*

Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital Direct Lending Unlevered Corporation
A Maryland Corporation

Date: November 27, 2024	By:	/s/ David B. Golub
Name: David B. Golub
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	November 27, 2024
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	November 27, 2024
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	November 27, 2024
Lawrence E. Golub
/s/ John T. Baily	Director	November 27, 2024
John T. Baily
/s/ Kenneth F. Bernstein	Director	November 27, 2024
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	November 27, 2024
Lofton P. Holder
/s/ Anita J. Rival	Director	November 27, 2024
Anita J. Rival
/s/ William M. Webster IV	Director	November 27, 2024
William M. Webster IV