Form 10-Q
period 2024-12-31
Golub Capital Direct Lending Unlevered Corp
filed 2025-02-14
CIK 1901606

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of February 14, 2025, the Registrant had 24,103,543.606 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2024	September 30, 2024
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $322,776 and $291,793, respectively)	$327,244	$295,825
Cash and cash equivalents	17,423	12,261
Foreign currencies (cost of $49 and $17, respectively)	49	10
Interest receivable	2,295	2,888
Receivable for investments	457	2,673
Deferred offering costs	28	58
Net unrealized appreciation on forward currency contracts	44	—
Other assets	364	363
Total Assets	$347,904	$314,078
Liabilities
Distributions payable	$5,286	$5,423
Management and incentive fees payable	1,719	1,669
Accrued trustee fees	48	35
Unrealized depreciation on forward currency contracts	—	185
Accounts payable and other liabilities	606	572
Total Liabilities	7,659	7,884
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 22,683,023.940 and 20,412,978.874 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	23	20
Paid in capital in excess of par	339,949	305,901
Distributable earnings	273	273
Total Net Assets	340,245	306,194
Total Liabilities and Total Net Assets	$347,904	$314,078
Number of common shares outstanding	22,683,023.940	20,412,978.874
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2024	2023
Investment income
Interest income	$7,990	$4,276
Payment-in-kind interest income	461	377
Dividend income	50	14
Fee income	23	13
Total investment income	8,524	4,680
Expenses
Base management fee	785	367
Incentive fee	831	447
Professional fees	228	193
Administrative service fee	100	40
General and administrative expenses	22	58
Total expenses	1,966	1,105
Base management fee waived (Note 4)	(261)	(245)
Net expenses	1,705	860
Net investment income - before tax	6,819	3,820
Excise tax	—	20
Net investment income - after tax	6,819	3,800
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	(3)
Forward currency contracts	—	(211)
Foreign currency transactions	(6)	4
Net realized gain (loss) on investment transactions	(6)	(210)
Net change in unrealized appreciation (depreciation) from:
Investments	685	222
Forward currency contracts	229	67
Translation of assets and liabilities in foreign currencies	(250)	145
Net change in unrealized appreciation (depreciation) on investment transactions	664	434
Net gain (loss) on investment transactions	658	224
Net increase (decrease) in net assets resulting from operations	$7,477	$4,024
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$0.35	$0.36
Basic and diluted weighted average common shares outstanding (Note 11)	21,301,257	11,049,598

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	9,237,273.609	$9	$138,423	$127	$138,559
Issuance of common stock	4,249,587.999	4	63,739	—	63,743
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	3,800	3,800
Net realized gain (loss) on investment transactions	—	—	—	(210)	(210)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	434	434
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(2,488)	(2,488)
Distributions declared and payable	—	—	—	(1,536)	(1,536)
Total increase (decrease) for the three months ended December 31, 2023	4,249,587.999	4	63,739	—	63,743
Balance at December 31, 2023	13,486,861.608	$13	$202,162	$127	$202,302
Balance at September 30, 2024	20,412,978.874	$20	$305,901	$273	$306,194
Issuance of common stock	2,270,045.066	3	34,048	—	34,051
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	6,819	6,819
Net realized gain (loss) on investment transactions	—	—	—	(6)	(6)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	664	664
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(2,191)	(2,191)
Distributions declared and payable	—	—	—	(5,286)	(5,286)
Total increase (decrease) for the three months ended December 31, 2024	2,270,045.066	3	34,048	—	34,051
Balance at December 31, 2024	22,683,023.940	$23	$339,949	$273	$340,245

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$7,477	$4,024
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs	30	30
Accretion of discounts and amortization of premiums	(208)	(109)
Net realized (gain) loss on investments	—	3
Net realized (gain) loss on forward currency contracts	—	211
Net realized (gain) loss on foreign currency transactions	6	(4)
Net change in unrealized (appreciation) depreciation on investments	(685)	(222)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(229)	(67)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	250	(145)
Proceeds from (fundings of) revolving loans, net	(364)	(64)
Fundings of investments	(32,224)	(65,496)
Proceeds from principal payments and sales of portfolio investments	2,295	184
Funding of settlements of forward currency contracts	—	(211)
Payment-in-kind interest capitalized	(461)	(330)
Non-cash dividends capitalized	(22)	(14)
Changes in operating assets and liabilities:
Interest receivable	593	(1,353)
Receivable for investments	2,216	—
Other assets	(1)	(61)
Payable for investments purchased	—	(319)
Management and incentive fees payable	50	209
Accrued trustee fees	13	—
Accounts payable and other liabilities	34	77
Net cash provided by (used in) operating activities	(21,230)	(63,657)
Cash flows from financing activities
Proceeds from issuance of common shares	34,051	63,743
Distributions paid	(7,614)	(4,444)
Net cash provided by (used in) financing activities	26,437	59,299
Net change in cash and cash equivalents and foreign currencies	5,207	(4,358)
Effect of foreign currency exchange rates	(6)	4
Cash and cash equivalents and foreign currencies, beginning of period	12,271	30,396
Cash and cash equivalents and foreign currencies, end of period	$17,472	$26,042
Supplemental disclosure of cash flow information:
Distributions declared for the period	$7,477	$4,024
Supplemental disclosure of non-cash operating and financing activity:
Change in distributions payable	(137)	(420)

The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2024	September 30, 2024
Cash and cash equivalents	$17,423	$12,261
Foreign currencies (cost of $49 and $17, respectively)	49	10
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$17,472	$12,271
(1) See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(h)	10.93%		02/2029	$5,326	$5,216	1.6%	$5,406
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(a)(g)(h)	11.85%		02/2029	26	25	—	26
PPW Aero Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)		02/2029	—	(2)	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.50%	(h)	9.83%		02/2029	109	108	—	109
								5,461	5,347	1.6	5,541
Air Freight & Logistics
RJW Group Holdings, Inc.	One stop	SF +	5.25%	(h)	9.58%		11/2031	2,920	2,862	0.8	2,862
RJW Group Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)		11/2031	—	(2)	—	(2)
								2,920	2,860	0.8	2,860
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(h)	9.08%		11/2030	298	295	0.1	295
Arnott, LLC(5)	One stop	SF +	4.75%		N/A(6)		11/2030	—	—	—	(1)
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)	10.09%		01/2030	1,701	1,672	0.5	1,701
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)(i)	10.12%		01/2030	498	490	0.1	498
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)	10.09%		01/2030	42	37	—	42
OEConnection, LLC(5)	One stop	SF +	5.00%		N/A(6)		04/2031	—	(4)	—	—
OEConnection, LLC	One stop	SF +	5.00%	(g)	9.36%		04/2031	4,424	4,384	1.3	4,424
OEConnection, LLC(5)	One stop	SF +	5.00%		N/A(6)		04/2031	—	(3)	—	—
OEConnection, LLC	One stop	SF +	5.00%		N/A(6)		04/2031	—	—	—	—
								6,963	6,871	2.0	6,959
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	9.58%		06/2030	1,426	1,407	0.4	1,426
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(g)	9.61%		06/2030	39	36	—	39
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(h)(i)	9.84%		07/2029	3,793	3,768	1.1	3,793
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(i)	9.86%		07/2029	121	120	0.1	121
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)		07/2029	—	(6)	—	—
National Express Wash Parent Holdco, LLC	One stop	SF +	6.00%	(i)	10.63%		07/2029	730	725	0.2	734
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	9.11%		06/2031	5,686	5,641	1.7	5,686
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)		06/2031	—	(4)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	9.12%		06/2031	127	117	0.1	127
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(h)	10.33%		12/2029	3,839	3,807	1.1	3,839
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(h)	10.33%		12/2029	96	89	—	96
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(h)	10.52%		12/2029	314	305	0.1	314
								16,171	16,005	4.8	16,175
Banks
Empyrean Solutions, LLC	One stop	SF +	4.75%	(h)	9.08%		11/2031	258	257	0.1	257
Empyrean Solutions, LLC	One stop	SF +	4.75%		N/A(6)		11/2031	—	—	—	—
Empyrean Solutions, LLC(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(1)	—	(1)
OSP Hamilton Purchaser, LLC	One stop	SF +	5.25%	(h)	9.84%		12/2029	714	707	0.2	714
OSP Hamilton Purchaser, LLC	One stop	SF +	5.25%	(h)	9.84%		12/2029	135	128	—	135
OSP Hamilton Purchaser, LLC	One stop	SF +	5.25%	(h)	9.84%		12/2029	48	47	—	48
								1,155	1,138	0.3	1,153
Beverages
Financial Information Technologies, LLC(17)	One stop	N/A			14.00%	PIK	06/2031	2,221	2,177	0.7	2,288
Financial Information Technologies, LLC	One stop	SF +	5.25%	(h)	9.58%		06/2030	1,491	1,470	0.4	1,491
Financial Information Technologies, LLC	One stop	SF +	5.25%	(h)	9.58%		06/2030	625	619	0.2	625
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(2)	—	—
Financial Information Technologies, LLC	One stop	SF +	5.25%		N/A(6)		06/2030	—	—	—	—
								4,337	4,264	1.3	4,404
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Capital Markets
BlueMatrix Holdings, LLC	One stop	SF +	5.25%	(h)	9.58%		01/2031	$2,592	$2,573	0.8%	$2,592
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(3)	—	—
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(7)	—	—
								2,592	2,563	0.8	2,592
Chemicals
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	9.11%		03/2029	170	169	—	170
Krayden Holdings, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)		03/2029	—	(1)	—	—
Krayden Holdings, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)		03/2029	—	(1)	—	—
								170	167	—	170
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(h)	9.40%		10/2029	26	24	—	26
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(h)	9.52%		10/2029	4,117	4,043	1.2	4,117
Encore Holdings, LLC	One stop	SF +	5.25%	(h)	9.68%		11/2028	2,946	2,902	0.9	2,953
Encore Holdings, LLC	One stop	SF +	5.25%	(h)	9.68%		11/2028	586	577	0.2	587
Encore Holdings, LLC	One stop	SF +	5.00%	(h)	9.33%		11/2028	1,264	1,250	0.4	1,264
Encore Holdings, LLC	One stop	SF +	4.75%	(h)	9.08%		11/2028	196	194	—	194
Encore Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)		11/2028	—	(1)	—	(2)
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(g)(h)	10.12%		01/2031	3,264	3,236	1.0	3,264
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(h)	10.08%		01/2031	446	437	0.1	446
FR Vision Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)		01/2030	—	(2)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(g)	9.36%		09/2030	464	452	0.1	464
Kleinfelder Intermediate, LLC	One stop	P +	4.00%	(a)	11.50%		09/2028	15	14	—	15
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)		09/2030	—	(1)	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(a)(g)	9.97%		04/2030	223	220	0.1	223
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	9.76%		04/2031	1,660	1,645	0.5	1,660
PSC Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)		04/2031	—	(2)	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	9.61%		04/2031	277	275	0.1	277
WRE Holding Corp.(5)	One stop	SF +	5.00%		N/A(6)		07/2030	—	(4)	—	—
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.25%		07/2031	2,631	2,606	0.8	2,631
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.52%		07/2031	216	213	—	216
								18,331	18,078	5.4	18,335
Construction & Engineering
Consor Intermediate II, LLC	One stop	SF +	4.50%	(h)	8.83%		05/2031	2,463	2,452	0.7	2,463
Consor Intermediate II, LLC(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(3)	—	—
Consor Intermediate II, LLC(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(10)	—	—
								2,463	2,439	0.7	2,463
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.00%	(h)	9.33%		05/2030	2,010	1,982	0.6	1,969
Any Hour, LLC	One stop	SF +	5.00%	(h)	9.45%		05/2030	147	142	—	140
Any Hour, LLC	One stop	SF +	5.00%	(h)	9.33%		05/2030	57	53	—	45
Any Hour, LLC(17)	One stop	N/A			13.00%	PIK	05/2031	660	649	0.2	654
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.50%		10/2030	14	14	—	14
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.51%		10/2030	1,088	1,063	0.3	1,088
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.51%		10/2029	245	234	0.1	245
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.51%		10/2030	4,573	4,461	1.3	4,573
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(h)	9.33%		05/2030	2,885	2,889	0.9	2,885
CHVAC Services Investment, LLC(5)	One stop	SF +	5.00%		N/A(6)		05/2030	—	(3)	—	—
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(h)	9.33%		05/2030	480	461	0.1	480
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.98%		07/2029	198	196	0.1	198
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.98%		07/2029	9	9	—	9
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.98%		07/2029	57	55	—	57
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	9.76%		06/2029	470	464	0.1	470
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(g)	10.06%		06/2028	14	13	—	14
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	9.88%				06/2029	$76	$75	—%	$76
Litera Bidco, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(1)	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	9.36%				05/2028	1,878	1,870	0.6	1,878
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	9.36%				05/2028	383	381	0.1	383
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
NSG Buyer, Inc.	One stop	SF +	6.50%	(g)	10.96%				11/2029	4,857	4,789	1.4	4,893
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
NSG Buyer, Inc.	One stop	SF +	5.75%		N/A(6)				11/2029	—	—	—	—
NSG Buyer, Inc.	One stop	SF +	5.75%	(g)	10.11%				11/2029	300	295	0.1	300
Severin Acquisition, LLC(17)	One stop	SF +	5.00%	(g)	7.11%	cash/	2.25%	PIK	10/2031	2,208	2,187	0.7	2,208
Severin Acquisition, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2031	—	(3)	—	—
Severin Acquisition, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2031	—	(2)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	9.53%				12/2030	3,624	3,593	1.1	3,624
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(5)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	9.56%				12/2030	182	169	0.1	182
										26,415	26,029	7.8	26,385
Diversified Financial Services
Avalara, Inc.	One stop	SF +	6.25%	(h)	10.58%				10/2028	770	758	0.2	770
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(1)	—	—
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(3)	—	—
Baker Tilly Advisory Group, LP	One stop	SF +	4.75%	(g)	9.11%				06/2031	1,117	1,102	0.3	1,117
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(1)	—	—
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.50%	(g)	8.86%				11/2028	878	873	0.3	878
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(g)	9.11%				11/2028	142	140	—	142
Wealth Enhancement Group, LLC	One stop	SF +	5.00%		N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(h)	9.57%				10/2028	160	160	0.1	159
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(h)	9.57%				10/2028	222	222	0.1	221
Wealth Enhancement Group, LLC(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(1)	—	(1)
										3,289	3,249	1.0	3,286
Electrical Equipment
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(h)	9.08%				12/2030	129	127	0.1	129
Power Grid Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(1)	—	—
Wildcat TopCo, Inc.	One stop	SF +	5.00%	(g)	9.36%				11/2031	1,465	1,451	0.4	1,450
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(3)	—	(3)
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(1)	—	(1)
										1,594	1,573	0.5	1,575
Electronic Equipment, Instruments & Components
CST Holding Company	One stop	SF +	5.00%	(g)	9.46%				11/2028	1,562	1,504	0.5	1,562
CST Holding Company(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(2)	—	—
										1,562	1,502	0.5	1,562
Food Products
Blast Bidco Inc.	One stop	SF +	6.00%	(h)	10.33%				10/2030	3,881	3,833	1.1	3,881
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(5)	—	—
Eagle Family Foods Group, LLC	One stop	SF +	5.00%	(h)	9.59%				08/2030	814	806	0.3	814
Eagle Family Foods Group, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(1)	—	—
										4,695	4,633	1.4	4,695
Healthcare Equipment & Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	10.58%				08/2028	1,279	1,260	0.4	1,279
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	10.58%				08/2028	7	6	—	7
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	10.01%				06/2031	2,684	2,659	0.8	2,684
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(3)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.83%				06/2031	440	430	0.1	440
TIDI Legacy Products, Inc.	One stop	SF +	5.25%	(g)	9.61%				12/2029	400	399	0.1	400
TIDI Legacy Products, Inc.	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
TIDI Legacy Products, Inc.	One stop	SF +	5.50%		N/A(6)				12/2029	$—	$—	—%	$—
YI, LLC	One stop	SF +	5.75%	(h)	10.39%				12/2029	1,559	1,534	0.5	1,559
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(5)	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(3)	—	—
										6,369	6,277	1.9	6,369
Healthcare Providers & Services
Bamboo US Bidco LLC(7)(8)	One stop	E +	5.25%	(c)	8.25%				09/2030	320	318	0.1	317
Bamboo US Bidco LLC	One stop	SF +	5.25%		N/A(6)				09/2030	—	—	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%		N/A(6)				09/2030	—	—	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)	9.77%				09/2030	45	44	—	44
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)				10/2029	—	(2)	—	(1)
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)	9.77%				09/2030	497	485	0.1	492
Community Care Partners, LLC	One stop	SF +	6.00%	(g)	10.47%				06/2026	142	141	—	141
LOV Acquisition LLC	Senior secured	SF +	4.50%	(g)	8.86%				11/2031	1,581	1,573	0.5	1,573
LOV Acquisition LLC(5)	Senior secured	SF +	4.50%		N/A(6)				11/2031	—	(1)	—	(1)
Premise Health Holding Corp.	One stop	SF +	5.50%	(h)	9.82%				03/2031	4,982	4,916	1.5	4,982
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(7)	—	—
										7,567	7,467	2.2	7,547
Healthcare Technology
Amberfield Acquisition Co.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(1)	—	—
Amberfield Acquisition Co.	One stop	SF +	5.00%	(h)	9.33%				05/2030	2,030	2,012	0.6	2,030
Amberfield Acquisition Co.	One stop	SF +	5.00%	(h)	9.33%				05/2030	50	48	—	50
Color Intermediate, LLC	Senior secured	SF +	4.75%	(h)	9.18%				10/2029	722	712	0.2	722
Crow River Buyer, Inc.	One stop	SF +	7.75%	(h)	12.34%				01/2029	258	255	0.1	256
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	(1)
Crow River Buyer, Inc.	One stop	SF +	6.00%	(g)	10.36%				01/2029	548	542	0.1	542
GHX Ultimate Parent Corporation	One stop	SF +	4.75%	(h)	9.08%				12/2031	3,443	3,408	1.0	3,408
GHX Ultimate Parent Corporation(5)	One stop	SF +	4.75%		N/A(6)				12/2031	—	(3)	—	(3)
HealthEdge Software, Inc.	One stop	SF +	4.75%	(g)	9.13%				07/2031	254	251	0.1	254
HealthEdge Software, Inc.	One stop	SF +	4.75%		N/A(6)				07/2031	—	—	—	—
HealthEdge Software, Inc.	One stop	SF +	4.75%	(g)	9.15%				07/2031	112	111	—	112
Kona Buyer, LLC	One stop	SF +	7.00%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	9.13%				07/2031	234	232	0.1	234
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	9.13%				07/2031	14	14	—	14
Kona Buyer, LLC	One stop	SF +	7.00%		N/A(6)				07/2031	—	—	—	—
Neptune Holdings, Inc.	One stop	SF +	4.75%	(h)	9.08%				09/2030	1,434	1,409	0.4	1,434
Neptune Holdings, Inc.	One stop	SF +	4.75%		N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.(17)	One stop	SF +	5.20%	(g)	6.86%	cash/	2.70%	PIK	08/2031	2,982	2,954	0.9	2,982
Netsmart Technologies, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(4)	—	—
Netsmart Technologies, Inc.(5)	One stop	SF +	5.20%		N/A(6)				08/2031	—	(2)	—	—
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	10.08%				05/2029	259	255	0.1	256
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	10.08%				05/2028	16	16	—	16
Plasma Buyer LLC	One stop	SF +	6.25%	(h)	10.58%				05/2029	8	8	—	8
										12,364	12,216	3.6	12,314
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.67%				08/2028	561	557	0.2	561
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.74%				08/2028	28	28	—	28
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.62%				08/2028	33	33	—	33
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.48%				08/2028	102	94	—	102
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.08%				10/2028	1,413	1,395	0.4	1,413
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.14%				10/2028	48	47	—	48
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.08%				10/2028	21	20	—	21
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.08%				10/2028	213	211	0.1	213
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.08%				10/2028	98	97	—	98
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.14%				10/2028	$12	$9	—%	$12
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.08%				10/2028	241	240	0.1	241
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.18%				10/2028	115	115	—	115
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(h)	10.52%				11/2027	663	654	0.2	663
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(11)	—	—
Health Buyer, LLC	Senior secured	SF +	5.25%	(h)	9.58%				04/2029	126	125	0.1	126
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	9.83%				04/2029	64	63	—	64
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	9.83%				04/2029	32	32	—	32
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	9.83%				04/2029	29	29	—	29
PB Group Holdings, LLC(17)	One stop	SF +	5.50%	(g)	7.11%	cash/	2.75%	PIK	08/2030	2,304	2,293	0.7	2,304
PB Group Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(1)	—	—
SDC Holdco, LLC	One stop	SF +	5.00%	(h)	9.33%				06/2031	3,446	3,430	1.0	3,446
SDC Holdco, LLC	One stop	SF +	5.00%	(h)	9.33%				06/2031	15	14	—	15
SDC Holdco, LLC(17)	Second lien	SF +	8.50%	(h)	12.83%	PIK			06/2032	750	745	0.2	750
Super REGO, LLC(17)	Subordinated debt	N/A			15.00%	PIK			03/2030	56	55	—	56
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	9.08%				10/2027	1,620	1,607	0.5	1,620
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	9.08%				10/2027	31	31	—	31
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	9.08%				10/2027	192	189	0.1	192
										12,213	12,101	3.6	12,213
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	9.08%				07/2029	237	234	0.1	235
Dwyer Instruments, Inc.	One stop	P +	3.75%	(a)	11.25%				07/2029	4	4	—	4
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	9.08%				07/2029	60	59	—	59
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	9.08%				07/2029	31	31	—	31
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	9.27%				07/2029	37	36	—	36
Essential Services Holdings Corporation	One stop	SF +	5.00%	(h)	9.65%				06/2031	2,500	2,477	0.8	2,475
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(3)	—	(3)
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(2)	—	(5)
Excelitas Technologies Corp.	One stop	SF +	5.25%	(g)	9.61%				08/2029	643	634	0.2	643
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.25%	(b)	8.11%				08/2029	114	112	—	114
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2029	—	—	—	—
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(29)	—	—
										3,626	3,553	1.1	3,589
Insurance
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	4.75%	(g)	9.30%				11/2030	232	231	0.1	231
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	4.75%		N/A(6)				11/2030	—	—	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop	SF +	4.75%		N/A(6)				11/2030	—	(1)	—	(1)
Captive Resources Midco, LLC	One stop	SF +	4.75%	(g)	9.11%				07/2029	4,557	4,508	1.3	4,557
Captive Resources Midco, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2028	—	(1)	—	—
Disco Parent, Inc.	One stop	SF +	7.50%	(h)	12.01%				03/2029	457	449	0.1	457
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	9.60%				12/2030	2,581	2,559	0.8	2,587
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(5)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	9.74%				12/2030	2,371	2,350	0.7	2,377
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)				12/2030	—	—	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	4.75%	(g)(h)(i)	9.11%				07/2030	273	267	0.1	270
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2030	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2030	—	(1)	—	(1)
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(h)	9.51%				08/2028	2,198	2,175	0.7	2,198
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%		N/A(6)				08/2028	$—	$—	—%	$—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(1)	—	—
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(g)	10.23%				11/2029	1,680	1,666	0.5	1,680
Oakbridge Insurance Agency LLC	One stop	P +	4.75%	(a)	12.25%				11/2029	45	43	—	45
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(g)	10.22%				11/2029	315	308	0.1	315
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	5.00%	(i)	9.28%				05/2030	4,259	4,207	1.2	4,216
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(4)	—	(4)
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	—
										18,968	18,746	5.6	18,927
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	7.75%	cash/	3.63%	PIK	05/2028	217	215	0.1	215
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	7.75%	cash/	3.63%	PIK	05/2028	118	117	—	117
Critical Start, Inc.	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	820	799	0.3	820
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	77	78	—	77
Goldcup 31018 AB(7)(8)(11)	One stop	E +	6.25%	(c)(d)	9.00%				01/2029	69	69	—	69
Netwrix Corporation	One stop	SF +	4.75%	(h)	9.26%				06/2029	4,864	4,841	1.4	4,864
Netwrix Corporation(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.75%	(h)	9.26%				06/2029	5	3	—	5
Netwrix Corporation	One stop	SF +	4.75%	(h)	9.26%				06/2029	37	37	—	37
PDQ Intermediate, Inc.(17)	Subordinated debt	N/A			13.75%	PIK			10/2031	59	58	—	59
ReliaQuest Holdings, LLC(17)	One stop	SF +	6.75%	(h)	7.71%	cash/	3.63%	PIK	04/2031	5,795	5,769	1.7	5,795
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(1)	—	—
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(2)	—	—
WPEngine, Inc.	One stop	SF +	6.50%	(g)	10.90%				08/2029	244	240	0.1	244
WPEngine, Inc.	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.01%				07/2027	298	298	0.1	298
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.01%				07/2027	118	117	—	118
										12,721	12,637	3.7	12,718
Leisure Products
Crunch Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(2)	—	—
Crunch Holdings, LLC	One stop	SF +	4.75%	(g)	9.11%				09/2031	3,295	3,280	1.0	3,295
Movement Holdings, LLC	One stop	SF +	5.25%	(h)	9.58%				03/2030	1,798	1,782	0.5	1,798
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(3)	—	—
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(11)	—	—
										5,093	5,046	1.5	5,093
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	9.53%				11/2029	4,240	4,149	1.2	4,197
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	(1)
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(14)	—	(7)
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	9.52%				11/2029	723	716	0.2	716
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	—
Graphpad Software, LLC	One stop	SF +	4.75%	(h)	9.08%				06/2031	1,921	1,912	0.6	1,921
Graphpad Software, LLC	One stop	SF +	4.75%	(h)	9.08%				06/2031	48	46	—	48
										6,932	6,807	2.0	6,874
Machinery
AI Titan Parent, Inc.	One stop	SF +	4.75%	(g)	9.11%				08/2031	655	648	0.2	655
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(1)	—	—
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(1)	—	—
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	9.83%				12/2030	4,363	4,326	1.3	4,363
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	9.83%				12/2030	308	301	0.1	308
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	9.83%				12/2029	146	141	—	146
										5,472	5,414	1.6	5,472
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Media
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	$—	$(2)	—%	$—
Lotus Topco, Inc.	One stop	SF +	4.75%	(i)	9.00%				06/2030	1,761	1,749	0.5	1,761
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(6)	—	—
										1,761	1,741	0.5	1,761
Oil, Gas & Consumable Fuels
Envernus, Inc.	One stop	SF +	5.50%	(g)	9.86%				12/2029	2,920	2,884	0.9	2,920
Envernus, Inc.	One stop	SF +	5.50%	(g)	9.86%				12/2029	7	4	—	7
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
										2,927	2,887	0.9	2,927
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(h)	9.33%				05/2029	778	769	0.2	778
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(h)(i)	9.40%				05/2029	119	117	—	119
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(g)	9.34%				05/2029	6	5	—	6
Creek Parent, Inc.	One stop	SF +	5.25%	(h)	9.63%				12/2031	3,279	3,222	1.0	3,221
Creek Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(8)	—	(8)
										4,182	4,105	1.2	4,116
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(h)	10.50%				05/2029	293	289	0.1	296
ALKU Intermediate Holdings, LLC	One stop	SF +	5.50%	(h)	9.75%				05/2029	32	32	—	32
bswift, LLC	One stop	SF +	6.38%	(h)	11.05%				11/2028	325	318	0.1	330
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)	9.28%				10/2027	260	258	0.1	260
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)	9.28%				10/2027	113	110	—	113
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)	9.28%				10/2027	33	33	—	33
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(i)	9.63%				10/2027	18	18	—	18
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(i)	9.66%				10/2027	104	103	—	104
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.50%				09/2028	223	221	0.1	223
DISA Holdings Corp.(17)	Subordinated debt	SF +	8.50%	(h)	10.99%	cash/	2.00%	PIK	03/2029	52	51	—	52
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.50%				09/2028	25	25	—	25
DISA Holdings Corp.	One stop	SF +	5.00%	(h)	9.50%				09/2028	31	31	—	31
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(2)	—	—
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.50%				09/2028	367	362	0.1	367
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.40%				09/2028	32	30	—	32
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(4)	—	—
Eclipse Buyer, Inc.	One stop	SF +	4.75%	(g)	9.26%				09/2031	890	881	0.3	890
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(1)	—	—
Varicent Intermediate Holdings Corporation(17)	One stop	SF +	6.00%	(h)	7.08%	cash/	3.25%	PIK	08/2031	2,784	2,745	0.8	2,784
Varicent Intermediate Holdings Corporation(5)	One stop	SF +	5.50%		N/A(6)				08/2031	—	(5)	—	—
Varicent Intermediate Holdings Corporation(5)	One stop	SF +	6.00%		N/A(6)				08/2031	—	(5)	—	—
										5,582	5,490	1.6	5,590
Software
Anaplan, Inc.	One stop	SF +	5.25%	(h)	9.58%				06/2029	9,257	9,198	2.7	9,257
Anaplan, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2028	—	(1)	—	—
Anaplan, Inc.	One stop	SF +	5.25%	(h)	9.58%				06/2029	50	50	—	50
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(e)	9.95%				06/2029	640	613	0.2	640
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(e)	9.95%				06/2029	334	311	0.1	334
Arrow Buyer, Inc.	One stop	SF +	5.75%	(h)	10.08%				07/2030	1,081	1,058	0.3	1,081
Arrow Buyer, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(2)	—	—
Arrow Buyer, Inc.	One stop	SF +	5.75%	(h)	10.08%				07/2030	71	70	—	71
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%	(h)	8.83%				05/2031	331	328	0.1	331
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(g)	10.86%				03/2031	$625	$617	0.2%	$625
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(g)	10.86%				03/2031	1,421	1,402	0.4	1,421
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(3)	—	—
Baxter Planning Systems, LLC(17)	One stop	SF +	6.25%	(h)(i)	7.30%	cash/	3.38%	PIK	05/2031	910	904	0.3	910
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(1)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(1)	—	—
BestPass, Inc.	One stop	SF +	5.25%	(g)	9.61%				08/2031	3,042	3,028	0.9	3,042
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(1)	—	—
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(2)	—	—
Bloomerang, LLC	One stop	SF +	6.00%	(h)	10.33%				12/2029	2,477	2,457	0.7	2,477
Bloomerang, LLC	One stop	SF +	6.00%	(h)	10.52%				12/2029	42	37	—	42
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(6)	—	—
CB Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(3)	—	—
CB Buyer, Inc.	One stop	SF +	5.25%	(g)	9.61%				07/2031	2,682	2,657	0.8	2,682
CB Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(4)	—	—
Coupa Holdings, LLC	One stop	SF +	5.50%	(h)	10.09%				02/2030	2,156	2,111	0.6	2,156
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2030	—	(2)	—	—
Crewline Buyer, Inc.	One stop	SF +	6.75%	(g)	11.11%				11/2030	6,213	6,135	1.8	6,213
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(8)	—	—
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	9.08%				09/2030	3,011	2,935	0.9	3,011
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(8)	—	—
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	9.08%				09/2030	279	276	0.1	279
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	6.90%	cash/	4.30%	PIK	07/2029	2,009	1,986	0.6	2,009
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	6.90%	cash/	4.30%	PIK	07/2029	1,314	1,296	0.4	1,314
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	6.90%	cash/	4.30%	PIK	07/2029	241	239	0.1	241
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1)	—	—
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(7)	—	2
GTY Technology Holdings, Inc.(17)	One stop	SF +	7.13%	(h)	7.23%	cash/	4.45%	PIK	07/2029	255	253	0.1	256
Gurobi Optimization, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(3)	—	—
Gurobi Optimization, LLC	One stop	SF +	4.75%	(g)(h)	9.05%				09/2031	3,218	3,188	1.0	3,218
Hyland Software, Inc.	One stop	SF +	6.00%	(g)	10.36%				09/2030	7,211	7,123	2.1	7,211
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.	One stop	SF +	6.50%	(g)	10.86%				01/2030	3,968	3,901	1.2	3,968
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(6)	—	—
ICIMS, Inc.(17)	One stop	SF +	5.75%	(h)	10.38%				08/2028	3,316	3,284	0.9	3,167
ICIMS, Inc.	One stop	SF +	5.75%	(h)	10.34%				08/2028	20	19	—	15
IQN Holding Corp.	One stop	SF +	5.25%	(h)	9.76%				05/2029	796	791	0.2	796
IQN Holding Corp.	One stop	SF +	5.25%	(h)	9.77%				05/2028	23	23	—	23
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(i)	7.78%	cash/	3.50%	PIK	07/2028	774	771	0.2	774
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(c)(d)	2.58%	cash/	7.25%	PIK	07/2028	416	418	0.1	416
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(h)(i)	7.78%	cash/	3.50%	PIK	07/2028	197	196	0.1	197
Island Bidco AB(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Kaseya Inc.	One stop	SF +	5.50%	(h)	10.09%				06/2029	1,814	1,797	0.5	1,814
Kaseya Inc.	One stop	SF +	5.50%	(h)	9.83%				06/2029	27	27	—	27
Kaseya Inc.	One stop	SF +	5.50%	(h)	10.09%				06/2029	21	20	—	21
Kaseya Inc.	One stop	SF +	5.50%	(h)	10.09%				06/2029	7	6	—	7
LogicMonitor, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(3)	—	(3)
LogicMonitor, Inc.	One stop	SF +	5.50%	(h)	9.99%				11/2031	3,333	3,313	1.0	3,312
Navex TopCo, Inc.	One stop	SF +	5.50%	(g)	9.88%				11/2030	5,834	5,736	1.7	5,834
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(8)	—	—
Panzura, LLC(17)	One stop	N/A			4.00%	cash/	13.00%	PIK	08/2027	61	57	—	54
PING Identity Holding Corp.	One stop	SF +	4.75%	(h)	9.08%				10/2029	640	632	0.2	640
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PING Identity Holding Corp.(5)	One stop	SF +	4.75%		N/A(6)				10/2028	$—	$(1)	—%	$—
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.76%				06/2029	2,652	2,635	0.8	2,652
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.79%				06/2029	2,287	2,272	0.7	2,287
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.77%				06/2029	20	19	—	20
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.30%	(e)	8.20%	cash/	2.80%	PIK	07/2029	727	680	0.2	713
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	6.30%	(f)	7.81%	cash/	2.80%	PIK	07/2029	137	136	—	135
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.30%	(e)	8.20%	cash/	2.80%	PIK	07/2029	53	50	—	53
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.00%	(h)	10.52%				08/2029	2,547	2,503	0.8	2,547
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(g)	10.46%				07/2028	552	543	0.2	552
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(5)	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(g)	9.36%				05/2031	5,883	5,836	1.7	5,883
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(g)	9.36%				05/2031	147	141	—	147
Viper Bidco, Inc.(7)(8)	One stop	SN +	5.00%	(e)	9.70%				11/2031	269	269	0.1	268
Viper Bidco, Inc.	One stop	SF +	5.00%	(h)	9.52%				11/2031	587	584	0.2	584
Viper Bidco, Inc.	One stop	SF +	5.00%		N/A(6)				11/2031	—	—	—	—
Viper Bidco, Inc.	One stop	SF +	5.00%		N/A(6)				11/2031	—	—	—	—
Zendesk, Inc.	One stop	SF +	5.00%	(h)	9.33%				11/2028	4,053	4,002	1.2	4,053
Zendesk, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(6)	—	—
										90,031	88,846	26.4	89,828
Specialty Retail
Biscuit Parent, LLC	One stop	SF +	4.75%	(h)	9.08%				02/2031	3,369	3,346	1.0	3,336
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(6)	—	(10)
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(1)	—	(1)
Cavender Stores L.P.	Senior secured	SF +	5.00%	(h)	9.33%				10/2029	6,125	6,077	1.8	6,125
CVP Holdco, Inc.(5)	One stop	SF +	7.25%		N/A(6)				06/2030	—	(3)	—	—
CVP Holdco, Inc.	One stop	SF +	4.75%	(g)	9.11%				06/2031	2,734	2,709	0.8	2,734
CVP Holdco, Inc.(5)	One stop	SF +	7.25%		N/A(6)				06/2031	—	(3)	—	—
PetVet Care Centers LLC	One stop	SF +	6.00%	(g)	10.36%				11/2030	2,362	2,322	0.7	2,244
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(6)	—	(15)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(3)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	10.26%				08/2029	3,743	3,699	1.1	3,743
PPV Intermediate Holdings, LLC(17)	One stop	N/A			14.75%	PIK			08/2030	1,669	1,636	0.5	1,702
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	497	490	0.2	497
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	115	114	—	115
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	21	21	—	21
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	21	19	—	21
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(3)	—	—
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(2)	—	—
Radiance Borrower, LLC	One stop	SF +	5.25%	(g)	9.61%				06/2031	65	62	—	65
Radiance Borrower, LLC(17)	One stop	SF +	5.75%	(g)	7.36%	cash/	2.75%	PIK	06/2031	3,412	3,389	1.0	3,412
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.08%				08/2028	2,510	2,489	0.8	2,510
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.08%				08/2028	167	166	0.1	167
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.08%				08/2028	164	163	0.1	164
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.08%				08/2028	130	129	—	130
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.33%	PIK			09/2029	37	35	—	37
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.08%				08/2028	54	54	—	54
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.08%				08/2028	12	11	—	12
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.08%				08/2028	41	41	—	41
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.08%				08/2028	38	38	—	38
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.08%				08/2028	11	8	—	11
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.33%	PIK	09/2029	$142	$140	—%	$142
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)		08/2028	—	(4)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.08%		08/2028	74	74	—	74
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.33%	PIK	09/2029	75	74	—	75
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.08%		08/2028	50	50	—	50
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.33%	PIK	09/2029	7	7	—	7
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.33%	PIK	09/2029	94	86	—	94
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.08%		08/2028	258	256	0.1	258
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.33%	PIK	09/2029	27	27	—	27
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.08%		08/2028	81	81	—	81
								28,105	27,782	8.2	27,961
Water Utilities
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(g)(i)	9.43%		07/2031	277	274	0.1	277
Vessco Midco Holdings, LLC	One stop	SF +	4.75%		N/A(6)		07/2031	—	—	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(i)	9.04%		07/2031	24	24	—	24
								301	298	0.1	301

Total debt investments								322,332	318,131	94.6	321,755

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A	02/2023	N/A	15	$145	—%	$127

Air Freight & Logistics
RJW Group Holdings, Inc.	LP units	N/A	N/A	11/2024	N/A	275	275	0.1	275

Auto Components
Arnott, LLC	LP units	N/A	N/A	12/2024	N/A	—	22	—	22

Automobiles
CAP-KSI Holdings, LLC	LP units	N/A	N/A	06/2024	N/A	140	—	—	6
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A	06/2024	N/A	140	140	—	146
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	07/2022	N/A	—	44	—	57
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A	06/2024	N/A	751	751	0.3	842
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	06/2024	N/A	149	149	0.1	164
Yorkshire Parent, Inc.	LP units	N/A	N/A	12/2023	N/A	—	24	—	27
							1,108	0.4	1,242
Commercial Services & Supplies
FR Vision Holdings, Inc.	LP units	N/A	N/A	01/2024	N/A	—	19	—	25

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A	05/2024	N/A	23	59	—	96
DP Flores Holdings, LLC	LLC units	N/A	N/A	09/2022	N/A	50	40	—	62
HS Spa Holdings, Inc.	Common stock	N/A	N/A	05/2022	N/A	33	33	—	34
NSG Buyer, Inc. (7)	LP units	N/A	N/A	11/2022	N/A	—	397	0.2	581
Virginia Green Acquisition, LLC	LP units	N/A	N/A	12/2023	N/A	18	18	—	20
							547	0.2	793
Electrical Equipment
Wildcat TopCo, Inc.	LP units	N/A	N/A	12/2024	N/A	32	32	—	32

Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A	05/2024	N/A	100	100	—	105

Hotels, Restaurants & Leisure
PB Group Holdings, LLC	LP units	N/A	N/A	08/2024	N/A	24	55	—	61

Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A	11/2023	N/A	1	18	—	18

IT Services
Critical Start, Inc.	Common stock	N/A	N/A	05/2022	N/A	17	17	—	9
Netwrix Corporation	LLC units	N/A	N/A	06/2022	N/A	4	9	—	11
							26	—	20
Leisure Products
Movement Holdings, LLC	LLC units	N/A	N/A	03/2024	N/A	—	107	—	89

Life Sciences Tools & Services
Celerion Buyer, Inc.(16)	LP units	N/A	N/A	11/2022	N/A	186	156	0.1	127
Celerion Buyer, Inc.	LP units	N/A	N/A	11/2022	N/A	186	—	0.1	189
							156	0.2	316
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	212	$212	0.1%	$212

Professional Services
Eclipse Buyer, Inc.(16)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	51	—	52

Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	364	364	0.2	590
CB Buyer, Inc.	LP units	N/A			N/A		07/2024	N/A	56	56	—	72
Cynet Security Ltd.(7)(12)	Preferred stock	N/A			N/A		08/2022	N/A	9	31	—	43
GTY Technology Holdings, Inc.	LP units	N/A			N/A		07/2022	N/A	28	28	—	63
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	44	—	51
Kaseya Inc.(16)	Preferred stock	SF +	10.75%	(h)	15.08%	Non-Cash	06/2022	N/A	—	458	0.2	478
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	20	21	—	23
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	0.1	250
Onit, Inc.(16)	Preferred stock	N/A			15.00%	Non-Cash	02/2023	N/A	—	58	—	67
Onit, Inc.	Warrant	N/A			N/A		02/2023	N/A	—	6	—	9
Panzura, LLC	LLC units	N/A			N/A		09/2023	N/A	1	4	—	1
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	12
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	67	291	0.1	305
Zendesk, Inc.	LP units	N/A			N/A		11/2022	N/A	9	91	—	89
										1,710	0.6	2,053
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A			N/A		08/2022	N/A	—	62	—	47

Total equity investments										4,645	1.6	5,489

Total investments										322,776	96.2	327,244

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					4.4%	(18)				$11,153	3.3%	$11,153
Total money market funds										11,153	3.3	11,153
Total investments and money market funds										$333,929	99.5%	$338,397
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”, Prime (“P”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Sterling Overnight Index Average (“SONIA” or “SN”), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2024, as the loan could have priced or repriced based on an index rate prior to December 31, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of December 31, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.85% as of December 31, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.71% as of December 31, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.57% as of December 31, 2024.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.70% as of December 31, 2024.
(f) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.49% as of December 31, 2024.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.33% as of December 31, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 4.31% as of December 31, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 4.25% as of December 31, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2024.
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
(6)The entire commitment was unfunded as of December 31, 2024. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, total non-qualifying assets at fair value represented 2.0% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(17)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2024.
(18)The rate shown is the annualized seven-day yield as of December 31, 2024.

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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Sterling Overnight Index Average (“SONIA” or “SN”), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2024, as the loan could have priced or repriced based on an index rate prior to September 30, 2024.
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
(f) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.96% as of September 30, 2024.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.85% as of September 30, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 4.59% as of September 30, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 4.25% as of September 30, 2024.
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

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 1. Organization

Golub Capital Direct Lending Unlevered Corporation (“GDLCU”) and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on April 1, 2022. On April 1, 2022, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GDLCU’s common stock in private placements. In addition, for U.S. federal income tax purposes, GDLCU has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Valuation Designee will continue to refine its valuation methodologies. See further description of fair value methodology in “Note 7. Fair Value Measurements”.

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

Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition as a component of “Net unrealized appreciation on forward currency contracts” and “Unrealized depreciation on forward currency contracts” by counterparty on a net basis across all derivative instruments, not taking into account collateral posted which is recorded separately, if applicable.

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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three months ended December 31, 2024 and 2023, the Company received Loan Origination Fees that were capitalized of $361 and $1,188, respectively. For the three months ended December 31, 2024 and 2023, interest income included $208 and $109, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2024 and 2023, investment income included $461 and $377, respectively, of PIK interest and the Company capitalized PIK interest of $461 and $330, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three months ended December 31, 2024 and 2023, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three months ended December 31, 2024 and 2023, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $8,398 and $2,827, respectively.

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

For the three months ended December 31, 2024 and 2023, the Company recognized PIK and non-cash dividend income of $22 and $14, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2024 and 2023, the Company received no cash payments of accrued and capitalized preferred dividends.

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

For the three months ended December 31, 2024, the Company recorded dividend income received in cash of $28 and recorded return of capital distributions received in cash of $41. For the three months ended December 31, 2023, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2024 and September 30, 2024, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2024, the Company did not record any U.S. federal excise tax expense. For the three months ended December 31, 2023, $20 was recorded for U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
December 31, 2024. The Company’s tax returns for the 2022 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For both the three months ended December 31, 2024 and 2023, the Company amortized $30 of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

Recent accounting updates: In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU No. 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-07.

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

As of December 31, 2024 and September 30, 2024, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2024		As of September 30, 2024
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$378,341	$339,849	$378,341	$305,798

As of December 31, 2024 and September 30, 2024, the ratio of total contributed capital to total capital subscriptions was 89.8% and 80.8%, respectively, and the Company had uncalled capital commitments of $38,492 and $72,543, respectively.

The following table summarizes the shares of GDLCU common stock issued for the three months ended December 31, 2024 and 2023:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the three months ended December 31, 2023
Issuance of shares	10/27/23	1,124,891.000	$15.00	$16,873
Issuance of shares	11/10/23	1,124,891.000	15.00	16,873
Issuance of shares	12/15/23	1,999,805.999	15.00	29,997
Shares issued for capital drawdowns		4,249,587.999		$63,743

Shares issued for the three months ended December 31, 2024
Issuance of shares	11/05/24	1,135,022.533	$15.00	$17,026
Issuance of shares	12/17/24	1,135,022.533	15.00	17,025
Shares issued for capital drawdowns		2,270,045.066		$34,051

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

For the three months ended December 31, 2024 and 2023, the base management fee incurred by the Company was $785 and $367, respectively, and the base management fee irrevocably waived by the Investment Adviser was $261 and $245, respectively.

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

For the three months ended December 31, 2024 and 2023, the Income Incentive Fee incurred was $765 and $425, respectively.

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

For the three months ended December 31, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of both December 31, 2024 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. For the three months ended December 31, 2024 and 2023, the Company accrued a capital gain incentive fee under GAAP of $66 and $22, respectively.

As of December 31, 2024 and September 30, 2024, there was $430 and $364, respectively, accrued for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

As of December 31, 2024 and September 30, 2024, included in accounts payable and other liabilities is $100 and $85, respectively, for accrued allocated shared services under the Administration Agreement.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both December 31, 2024 and September 30, 2024, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2024 and 2023 were $163 and $176, respectively. As of December 31, 2024 and September 30, 2024, there was $276 and $164, respectively, included in accounts payable and other liabilities for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15,000 of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of December 31, 2024, GGP Class B-P, LLC has an aggregate commitment of $40,011. As of December 31, 2024, the Company has issued 2,331,351.397 shares of its common stock, including 550,000 shares of its common stock purchased from other stockholders, to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $34,970 and has also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of December 31, 2024, permits the Company to borrow a maximum of $40,000 and expires on April 1, 2025. Refer to Note 8 for discussion of the Adviser Revolver.

Note 5. Investments

Investments as of December 31, 2024 and September 30, 2024 consisted of the following:

	As of December 31, 2024			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$13,350	$13,229	$13,341	$11,739	$11,618	$11,734
One stop	307,683	303,624	307,115	279,276	275,089	278,409
Second lien	1,132	1,114	1,132	1,071	1,053	1,071
Subordinated debt	167	164	167	163	160	163
Equity	N/A	4,645	5,489	N/A	3,873	4,448
Total	$322,332	$322,776	$327,244	$292,249	$291,793	$295,825

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

	As of December 31, 2024		As of September 30, 2024
Amortized Cost:
United States
Mid-Atlantic	$56,886	17.6%	$49,875	17.1%
Midwest	66,686	20.7	59,597	20.4
Northeast	35,215	10.9	34,144	11.7
Southeast	49,975	15.5	46,070	15.8
Southwest	36,717	11.4	35,628	12.2
West	71,703	22.2	61,008	20.9
United Kingdom	1,790	0.5	1,784	0.6
Luxembourg	891	0.3	860	0.3
Sweden	2,331	0.7	2,245	0.8
Israel	31	0.0 *	31	0.0 *
Denmark	551	0.2	551	0.2
Total	$322,776	100.0%	$291,793	100.0%
Fair Value:
United States
Mid-Atlantic	$57,551	17.6%	$50,343	17.0%
Midwest	67,692	20.7	60,559	20.5
Northeast	35,728	10.9	34,625	11.7
Southeast	50,727	15.5	46,557	15.7
Southwest	37,117	11.3	36,005	12.2
West	72,691	22.2	61,933	20.9
United Kingdom	1,875	0.6	1,970	0.7
Luxembourg	903	0.3	863	0.3
Sweden	2,353	0.7	2,366	0.8
Israel	43	0.0 *	41	0.0 *
Denmark	564	0.2	563	0.2
Total	$327,244	100.0%	$295,825	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of December 31, 2024 and September 30, 2024 were as follows:

	As of December 31, 2024		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$5,492	1.7%	$5,488	1.9%
Air Freight & Logistics	3,135	1.0	—	—
Auto Components	6,893	2.1	6,400	2.2
Automobiles	17,113	5.3	15,914	5.5
Banks	1,138	0.4	835	0.3
Beverages	4,264	1.3	4,189	1.4
Capital Markets	2,563	0.8	2,567	0.9
Chemicals	167	0.1	167	0.1
Commercial Services & Supplies	18,097	5.6	17,250	5.9
Construction & Engineering	2,439	0.8	2,444	0.8
Diversified Consumer Services	26,576	8.2	23,573	8.1
Diversified Financial Services	3,249	1.0	2,814	1.0
Electrical Equipment	1,605	0.5	126	0.0 *
Electronic Equipment, Instruments & Components	1,502	0.5	1,502	0.5
Food Products	4,633	1.4	4,675	1.6
Healthcare Equipment & Supplies	6,277	1.9	5,863	2.0
Healthcare Providers & Services	7,467	2.3	5,891	2.0
Healthcare Technology	12,316	3.8	7,545	2.6
Hotels, Restaurants & Leisure	12,156	3.8	11,956	4.1
Industrial Conglomerates	3,553	1.1	3,513	1.2
Insurance	18,764	5.8	14,421	4.9
IT Services	12,663	3.9	12,540	4.3
Leisure Products	5,153	1.6	5,156	1.8
Life Sciences Tools & Services	6,963	2.2	6,247	2.1
Machinery	5,414	1.7	5,315	1.8
Media	1,741	0.5	1,744	0.6
Oil, Gas & Consumable Fuels	2,887	0.9	2,901	1.0
Pharmaceuticals	4,317	1.3	860	0.3
Professional Services	5,541	1.7	5,413	1.9
Software	90,556	28.1	86,739	29.7
Specialty Retail	27,844	8.6	27,458	9.4
Water Utilities	298	0.1	287	0.1
Total	$322,776	100.0%	$291,793	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2024		As of September 30, 2024
Fair Value:
Aerospace & Defense	$5,668	1.7%	$5,665	1.9%
Air Freight & Logistics	3,135	1.0	—	—
Auto Components	6,981	2.1	6,493	2.2
Automobiles	17,417	5.3	16,065	5.4
Banks	1,153	0.3	852	0.3
Beverages	4,404	1.3	4,265	1.4
Capital Markets	2,592	0.8	2,599	0.9
Chemicals	170	0.1	167	0.1
Commercial Services & Supplies	18,360	5.6	17,507	5.9
Construction & Engineering	2,463	0.8	2,470	0.8
Diversified Consumer Services	27,178	8.3	24,058	8.1
Diversified Financial Services	3,286	1.0	2,857	1.0
Electrical Equipment	1,607	0.5	129	0.0 *
Electronic Equipment, Instruments & Components	1,562	0.5	1,566	0.5
Food Products	4,695	1.4	4,731	1.6
Healthcare Equipment & Supplies	6,369	1.9	5,922	2.0
Healthcare Providers & Services	7,547	2.3	5,996	2.0
Healthcare Technology	12,419	3.8	7,598	2.6
Hotels, Restaurants & Leisure	12,274	3.8	12,066	4.1
Industrial Conglomerates	3,589	1.1	3,511	1.2
Insurance	18,945	5.8	14,592	4.9
IT Services	12,738	3.9	12,680	4.3
Leisure Products	5,182	1.6	5,177	1.8
Life Sciences Tools & Services	7,190	2.2	6,499	2.2
Machinery	5,472	1.7	5,366	1.8
Media	1,761	0.5	1,765	0.6
Oil, Gas & Consumable Fuels	2,927	0.9	2,943	1.0
Pharmaceuticals	4,328	1.3	863	0.3
Professional Services	5,642	1.7	5,451	1.8
Software	91,881	28.1	88,009	29.8
Specialty Retail	28,008	8.6	27,676	9.4
Water Utilities	301	0.1	287	0.1
Total	$327,244	100.0%	$295,825	100.0%

*	Represents an amount less than 0.1%

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

The outstanding forward currency contracts as of December 31, 2024 and September 30, 2024 were as follows:

As of December 31, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(24)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	68	—
						$68	$(24)

As of September 30, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(135)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	—	(50)
						$—	$(185)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2024 and September 30, 2024.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2024
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$68	$(24)	$44	$—	$44

As of September 30, 2024
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(185)	$(185)	$185	$—

(1)The actual collateral pledged could be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the three months ended December 31, 2024 and 2023 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2024	2023
Foreign exchange	$—	$(211)

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2024	2023
Foreign exchange	$229	$67

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2024 and 2023:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2024	2023
Forward currency contracts	$3,450	$3,414

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2024 and 2023. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2024 and September 30, 2024 were valued using Level 3 inputs. As of both December 31, 2024 and September 30, 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of December 31, 2024 and September 30, 2024:

As of December 31, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$321,755	$321,755
Equity investments(1)	—	—	5,489	5,489
Money market funds(1)(2)	11,153	—	—	11,153
Forward currency contracts	—	68	—	68
Total assets, at fair value:	$11,153	$68	$327,244	$338,465
Liabilities, at fair value:
Forward currency contracts	$—	$24	$—	$24
Total liabilities, at fair value:	$—	$24	$—	$24

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$291,377	$291,377
Equity investments(1)	—	—	4,448	4,448
Money market funds(1)(2)	10,214	—	—	$10,214
Total assets, at fair value:	$10,214	$—	$295,825	$306,039
Liabilities, at fair value:
Forward currency contracts	$—	$185	$—	$185
Total liabilities, at fair value:	$—	$185	$—	$185

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2024 and 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2024 and 2023 was $513 and $362, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2024 and 2023:

	For the three months ended December 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$291,377	$4,448	$295,825
Net change in unrealized appreciation (depreciation) on investments	416	269	685
Net translation of investments in foreign currencies	(250)	—	(250)
Fundings of (proceeds from) revolving loans, net	364	—	364
Fundings of investments	31,474	750	32,224
PIK interest and non-cash dividends	461	22	483
Proceeds from principal payments and sales of portfolio investments	(2,295)	—	(2,295)
Accretion of discounts and amortization of premiums	208	—	208
Fair value, end of period	$321,755	$5,489	$327,244

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	For the three months ended December 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$107,731	$2,174	$109,905
Net change in unrealized appreciation (depreciation) on investments	124	98	222
Net translation of investments in foreign currencies	145	—	145
Realized gain (loss) on investments	—	(3)	(3)
Fundings of (proceeds from) revolving loans, net	64	—	64
Fundings of investments	65,412	84	65,496
PIK interest and non-cash dividends	330	14	344
Proceeds from principal payments and sales of portfolio investments	(184)	—	(184)
Accretion of discounts and amortization of premiums	109	—	109
Fair value, end of period	$173,731	$2,367	$176,097

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024 and September 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$13,341	Yield analysis	Market interest rate	8.3% - 9.5% (8.9%)
		Market comparable companies	EBITDA multiples	6.5x - 20.0x (10.3x)
One stop loans(2)	$299,905	Yield analysis	Market interest rate	3.8% - 20.0% (9.3%)
		Market comparable companies	EBITDA multiples	8.0x - 38.0x (16.6x)
		Market comparable companies	Revenue multiples	2.5x - 16.5x (10.8x)
	7,210	Broker/ Dealer bids or quotes	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans	$1,299	Yield analysis	Market interest rate	12.3% - 15.0% (12.6%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (11.2x)
Equity(3)	$5,489	Market comparable companies	EBITDA multiples	9.0x - 23.0x (16.5x)
			Revenue multiples	2.5x - 16.5x (13.5x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $252,532 and $47,373 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $4,445 and $1,044 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$11,734	Yield analysis	Market interest rate	8.5% - 9.5% (9.0%)
		Market comparable companies	EBITDA multiples	6.5x - 16x (9.2x)
One stop loans(2)	$271,181	Yield analysis	Market interest rate	6.3% - 21.0% (9.4%)
		Market comparable companies	EBITDA multiples	8.0x - 38.0x (16.4x)
		Market comparable companies	Revenue multiples	2.8x - 16.5x (10.5x)
	7,228	Broker/ Dealer bids or quotes	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans	$1,234	Yield analysis	Market interest rate	12.3% - 15.0% (12.6%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (11.3x)
Equity(3)	$4,448	Market comparable companies	EBITDA multiples	9.0x - 23.0x (16.91x)
			Revenue multiples	2.8x - 16.5x (14.86x)
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

Note 8. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2024 and September 30, 2024, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2024 and September 30, 2024, the Company was permitted to borrow up to $40,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 1, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2024 was 4.2%. For the three months ended December 31, 2024 and 2023, the Company had no borrowings and made no repayments on the Adviser Revolver. As of December 31, 2024 and September 30, 2024, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9. Commitments and Contingencies

Commitments: As of December 31, 2024, the Company had outstanding commitments to fund investments totaling $67,799, including $24,260 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $68,856, including $22,140 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of December 31, 2024 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2024	2023
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(0.35)	(0.35)
Net investment income - after tax	0.32	0.34
Net realized gain (loss) on investment transactions	(0.00) ^	(0.02)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.03	0.03
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	2.35%	2.35%
Number of common shares outstanding	22,683,023.940	13,486,861.608

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023
Ratio of net investment income - after tax to average net assets*	8.50%	9.15%
Ratio of total expenses to average net assets*(5)	1.68%	1.86%
Ratio of management fee waiver to average net assets*	(0.33)%	(0.59)%
Ratio of incentive fees to average net assets(5)	0.26%	0.27%
Ratio of excise tax to average net assets(5)	—%	0.01%
Ratio of net expenses to average net assets*(5)	1.35%	1.27%
Ratio of total expenses (without incentive fees) to average net assets*(5)	1.42%	0.99%
Total return based on average net asset value(6)	2.35%	2.44%
Total return based on average net asset value - annualized*(6)	9.32%	9.69%
Net assets at end of period	$340,245	$202,302
Average debt outstanding	$—	$—
Average debt outstanding per share	$—	$—
Portfolio Turnover*	2.94%	0.51%
Asset coverage ratio(7)	N/A	N/A
Asset coverage ratio per unit(8)	N/A	N/A
Average market value per unit(9):
Adviser Revolver	N/A	N/A

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of December 31, 2024 and December 31, 2023.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of December 31, 2024 and December 31, 2023.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
	2024	2023

Earnings available to stockholders	$7,477	$4,024
Basic and diluted weighted average shares outstanding	21,301,257	11,049,598
Basic and diluted earnings per share	$0.35	$0.36

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2024
08/02/2024	10/15/2024	12/18/2024	20,412,978.870	$0.1073	$2,191
11/14/2024	11/15/2024	01/08/2025	21,548,001.407	0.1139	2,454
11/14/2024	12/13/2024	02/18/2025	21,548,001.407	0.1314	2,832
Total dividends declared for the three months ended December 31, 2024					$7,477

For the three months ended December 31, 2023
08/03/2023	10/20/2023	12/28/2023	9,237,273.609	$0.1143	$1,056
11/17/2023	11/20/2023	12/28/2023	11,487,055.609	0.1247	1,432
11/17/2023	12/15/2023	02/21/2024	13,486,861.608	0.1139	1,536
Total dividends declared for the three months ended December 31, 2023					$4,024

There were no distributions reinvested during the three months ended December 31, 2024 and 2023.

Note 13. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On January 1, 2025, the Company entered into subscription agreements with additional stockholders totaling $10,000 in the aggregate.

On February 4, 2025, the Company issued a capital call to stockholders that was due on February 14, 2025. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	02/14/2025	1,420,519.666	$15.00	$21,308

On November 14, 2024 and February 3, 2025, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

February 26, 2025	May 21, 2025
In an amount (if positive) such that the net asset value of the Company as of February 28, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2025 through February 28, 2025 and the payment of this distribution is $15.00 per share.

March 17, 2025	May 21, 2025
In an amount (if positive) such that the net asset value of the Company as of March 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2025 through March 31, 2025 and the payment of this distribution is $15.00 per share.

April 18, 2025	June 17, 2025
In an amount (if positive) such that the net asset value of the Company as of April 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2025 through April 30, 2025 and the payment of this distribution is $15.00 per share.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this

Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2024.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management(1) as of January 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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
(1) “Capital under management” is a gross measure of invested capital including leverage as of January 1, 2025.

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

As of December 31, 2024 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of December 31, 2024		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$13,341	4.1%	$11,734	4.0%
One stop	307,115	93.8	278,409	94.0
Second lien	1,132	0.3	1,071	0.4
Subordinated debt	167	0.1	163	0.1
Equity	5,489	1.7	4,448	1.5
Total	$327,244	100.0%	$295,825	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2024 and September 30, 2024, one stop loans included $47.4 million and $44.8 million, respectively, of recurring revenue loans at fair value.

As of December 31, 2024 and September 30, 2024, we had debt and equity investments in 140 and 128 portfolio companies, respectively.

The following table shows the annualized weighted average income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, weighted average annualized income yield and weighted average annualized investment income yield of our total portfolio company investments, as well as the total return based on our average net asset value and our net investment income return on equity, in each case, for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Weighted average income yield(1)*	10.8%	12.1%	12.7%
Weighted average investment income yield(2)*	11.1%	12.6%	13.0%
Weighted average income yield of total investments(3)*	10.6%	11.9%	12.5%
Weighted average investment income yield of total investments(4)*	10.9%	12.4%	12.8%
Total return based on average net asset value(5)*	9.3%	10.1%	9.7%
Net investment income - return on equity(6)*	8.5%	9.6%	9.2%

* Annualized for periods of less than one year.
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
As of December 31, 2024, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 10.2% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the three months ended December 31, 2024 and 2023, GDLCU earned a fiscal year-to-date IRR of 9.6% and 15.4%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On January 1, 2025, we entered into subscription agreements with additional stockholders totaling $10.0 million in the aggregate.

On February 4, 2025, we issued a capital call to stockholders that was due on February 14, 2025. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	02/14/2025	1,420,519.666	$15.00	$21.3 million

On November 14, 2024 and February 3, 2025, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 17, 2025	March 18, 2025
In an amount (if positive) such that our net asset value as of January 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period January 1, 2025 through January 31, 2025 and the payment of this distribution is $15.00 per share.

February 26, 2025	May 21, 2025
In an amount (if positive) such that our net asset value as of February 28, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2025 through February 28, 2025 and the payment of this distribution is $15.00 per share.

March 17, 2025	May 21, 2025
In an amount (if positive) such that our net asset value as of March 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2025 through March 31, 2025 and the payment of this distribution is $15.00 per share.

April 18, 2025	June 17, 2025
In an amount (if positive) such that our net asset value as of April 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2025 through April 30, 2025 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023 are as follows:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs. September 30, 2024	December 31, 2024 vs. December 31, 2023
	(In thousands)
Interest income	$7,782	$7,845	$4,167	$(63)	$3,615
Payment-in-kind interest income	461	519	377	(58)	84
Accretion of discounts and amortization of premiums	208	316	109	(108)	99
Non-cash dividend income	22	21	14	1	8
Dividend income	28	—	—	28	28
Fee income	23	57	13	(34)	10
Total investment income	8,524	8,758	4,680	(234)	3,844
Net expenses	1,705	1,394	860	311	845
Net investment income - before tax	6,819	7,364	3,820	(545)	2,999
Excise tax	—	—	20	—	(20)
Net investment income - after tax	6,819	7,364	3,800	(545)	3,019
Net realized gain (loss) on investment transactions	(6)	22	(210)	(28)	204
Net change in unrealized appreciation (depreciation) on investment transactions	664	334	434	330	230
Net increase in net assets resulting from operations	$7,477	$7,720	$4,024	$(243)	$3,453
Average earning debt investments, at fair value	$304,345	$276,861	$142,904	$27,484	$161,441
Average earning preferred equity investments, at fair value	$585	$524	$432	$61	$153

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

Investment Income

Investment income decreased from the three months ended September 30, 2024 to the three months ended December 31, 2024 by $0.2 million, primarily due to (i) declining interest base rates and, to a lesser extent, moderating spreads on new originations and (ii) reduced discount amortization acceleration from investment repayments as compared to the three months ended September 30, 2024 that was partially offset by increased interest income due to an increase in the average earning debt investments balance of $27.5 million.

Investment income increased from the three months ended December 31, 2023 to the three months ended December 31, 2024 by $3.8 million, primarily due to an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $161.4 million.

The annualized income yield by debt security type for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023 are as follows:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Senior secured	10.1%	10.9%	11.2%
One stop	10.5%	11.5%	12.2%
Second lien	14.3%	15.4%	17.0%
Subordinated debt	14.2%	14.5%	14.8%

Income yields on senior secured and one stop loans decreased for the three months ended December 31, 2024 as compared to the three months ended September 30, 2024 and for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, primarily due to declining interest base rates and, to a lesser extent, spread compression on new originations during the second half of calendar year 2024. Our loan portfolio is partially insulated from a drop in floating interest rates, as 98.2% of our loan portfolio at fair value is subject to an interest rate floor. As of December 31, 2024 and September 30, 2024, the weighted average base rate floor of our loans was 0.80% and 0.79%, respectively.

As of December 31, 2024, we have second lien investments in two portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs. September 30, 2024	December 31, 2024 vs. December 31, 2023
	(In thousands)
Base management fee, net of waiver	$524	$483	$122	$41	$402
Income incentive fee	765	822	425	(57)	340
Capital gain incentive fee accrued under GAAP	66	35	22	31	44
Professional fees	228	(75)	193	303	35
Administrative service fee	100	85	40	15	60
General and administrative expenses	22	44	58	(22)	(36)
Net expenses	$1,705	$1,394	$860	$311	$845

Management Fees

The base management fee, net of waiver, increased for the three months ended December 31, 2024 as compared to the three months ended September 30, 2024, primarily as a result of an increase in average adjusted gross assets.

The base management fee, net of waiver, increased for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, primarily as a result of an increase in average adjusted gross assets and certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares in our common stock where GC Advisors agreed to waive 66.7% of the base management fee for the three months ended December 31, 2023 and 33.3% of the base management fee for the three months ended December 31, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee remained relatively flat from the three months ended September 30, 2024 to the three months ended December 31, 2024. The Income Incentive Fee increased by $0.3 million from the three months ended December 31, 2023 to the three months ended December 31, 2024 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by net funds growth. For each of the three months ended December 31, 2024, September 30, 2024 and December 31, 2023, we were fully through the catch up provision of the Income Incentive Fee calculation and the Income Incentive Fee was equal to 10% of Pre-Incentive Fee Net Investment Income.

As of December 31, 2024 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of both December 31, 2024 and September 30, 2024, there was $0.4 million in capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. For both the three months ended December 31, 2024 and September 30, 2024, we recorded an accrual for less than $0.1 million for capital gain incentive fee under GAAP. For the three months ended December 31, 2023, we recorded an accrual for $0.1 million for capital gain incentive fee under GAAP.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2024 and September 30, 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.3 million from the three months ended September 30, 2024 to the three months ended December 31, 2024, primarily due to higher professional fees during the three months ended September 30, 2024.

In total, professional fees, the administrative service fee and general and administrative expenses remained relatively flat from the three months ended December 31, 2023 to the three months ended December 31, 2024.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2024, September 30, 2024 and December 31, 2023 were $0.2 million, $0.1 million and $0.2 million, respectively.

As of December 31, 2024 and September 30, 2024, included in accounts payable and other liabilities were $0.3 million and $0.2 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs. September 30, 2024	December 31, 2024 vs. December 31, 2023
	(In thousands)
Net realized gain (loss) from investments	$—	$13	$(3)	$(13)	$16
Net realized gain (loss) from forward currency contracts	—	—	(211)	—	211
Net realized gain (loss) from foreign currency transactions	(6)	9	4	(15)	(10)
Net realized gain (loss) from investment transactions	$(6)	$22	$(210)	$(28)	$217
Unrealized appreciation from investments	$945	$916	$447	$29	$498
Unrealized (depreciation) from investments	(260)	(616)	(225)	356	(35)
Unrealized appreciation (depreciation) from forward currency contracts	229	(138)	67	367	162
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(250)	172	145	(422)	(395)
Net change in unrealized appreciation (depreciation) on investment transactions	$664	$334	$434	$330	$230
During the three months ended December 31, 2024, we had a net realized loss of approximately $6,000 primarily due to realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended September 30, 2024, we had a net realized gain of less than $0.1 million due to realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars and a realized gain recognized on the sale of a portfolio company investment. During the three months ended December 31, 2023, we had a net realized loss of $0.2 million, primarily driven by the realized losses on the settlement of forward currency contracts.

For the three months ended December 31, 2024, we had $0.9 million in unrealized appreciation on 52 portfolio company investments, which was offset by $0.3 million in unrealized depreciation on 104 portfolio company investments. For the three months ended September 30, 2024, we had $0.9 million in unrealized appreciation on 45 portfolio company investments, which was offset by $0.6 million in unrealized depreciation on 104 portfolio company investments. Unrealized appreciation for the three months ended September 30, 2024 and September 30, 2024 primarily resulted from fair valuing recent originations up to or near par. Unrealized depreciation for the three months ended December 31, 2024 and September 30, 2024 primarily resulted from amortization of discounts during the fiscal year on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the three months ended December 31, 2023, we had $0.4 million in unrealized appreciation on 38 portfolio company investments, which was offset by $0.2 million in unrealized depreciation on 63 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended December 31, 2023 primarily resulted from amortization of discounts during the quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources

For the three months ended December 31, 2024, we experienced a net increase in cash and cash equivalents and foreign currencies of $5.2 million. During the period, we used $21.2 million in operating activities, primarily as a result of fundings of portfolio investments of $32.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $2.3 million. During the same period, cash provided by financing activities was $26.4 million, primarily as a result of proceeds from the issuance of common stock of $34.1 million, offset by distributions paid of $7.6 million.

For the three months ended December 31, 2023, we experienced a net decrease in cash and foreign currencies of $4.4 million. During the period, we used $63.7 million in operating activities, primarily as a result of fundings of portfolio investments of $65.5 million, partially offset by proceeds from principal payments and sales of portfolio investments of $0.2 million. During the same period, cash provided by financing activities was $59.3 million, primarily as a result of proceeds from the issuance of common stock of $63.7 million, offset by distributions paid of $4.4 million.

As of December 31, 2024 and September 30, 2024, we had $17.4 million and $12.3 million, respectively, of cash and cash equivalents and $49,000 and $10,000, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of both December 31, 2024 and September 30, 2024, we had investor capital subscriptions totaling $378.3 million, of which $339.8 million and $305.8 million, respectively, had been called and contributed, leaving $38.5 million and $72.5 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facility

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in “Note 4. Related Party Transactions” of our consolidated financial statements) with GC Advisors. As of December 31, 2024 and September 30, 2024, we were permitted to borrow up to $40.0 million at any one time outstanding under the Adviser Revolver. As of December 31, 2024 and September 30, 2024, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of December 31, 2024, we did not have any outstanding borrowings.

As of December 31, 2024, we had outstanding commitments to fund investments totaling $67.8 million, including $24.3 million of unfunded commitments on revolvers. As of September 30, 2024, we had outstanding commitments to fund investments totaling $68.9 million, including $22.1 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2024 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of December 31, 2024. As of December 31, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of December 31, 2024 and September 30, 2024.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2024 and September 30, 2024, we had investments in 140 and 128 portfolio companies, respectively, with a total fair value of $327.2 million and $295.8 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024		September 30, 2024		December 31, 2023
	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage
Senior secured	$1,747	5.4%	$400	1.0%	$6,187	7.0%
One stop	29,651	92.1	37,339	97.3	82,066	92.8
Subordinated debt	—	—	—	—	50	0.1
Equity	791	2.5	636	1.7	85	0.1
Total new investment commitments	$32,189	100.0%	$38,375	100.0%	$88,388	100.0%

For the three months ended December 31, 2024 and 2023, we had approximately $2.3 million and $0.2 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2024(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$13,350	$13,229	$13,341	$11,739	$11,618	$11,734
One stop	307,683	303,624	307,115	279,276	275,089	278,409
Second lien	1,132	1,114	1,132	1,071	1,053	1,071
Subordinated debt	167	164	167	163	160	163
Equity	N/A	4,645	5,489	N/A	3,873	4,448
Total	$322,332	$322,776	$327,244	$292,249	$291,793	$295,825

(1)As of December 31, 2024, $37.2 million and $37.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.

(2)As of September 30, 2024, $41.2 million and $41.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of both December 31, 2024 and September 30, 2024, we had no loans on non-accrual status. As of December 31, 2024 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.8% and 99.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Weighted average rate of new investment fundings	9.5%	9.9%	11.2%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.1%	5.1%	5.9%
Weighted average fees of new investment fundings	1.0%	0.9%	1.3%
Weighted average rate of sales and payoffs of portfolio investments	10.7%	11.3%	11.7%

As of December 31, 2024, 98.2% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 98.1% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of December 31, 2024 and September 30, 2024, the portfolio median(1) earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $94.1 million and $85.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

(1) The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) portfolio companies with any loans on non-accrual status.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2024 and September 30, 2024:

	As of December 31, 2024		As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$15,241	4.7%	$331	0.1%
4	308,442	94.2	291,978	98.7
3	3,560	1.1	3,516	1.2
2	—	—	—	—
1	1	0.0 *	—	—
Total	$327,244	100.0%	$295,825	100.0%
* Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of December 31, 2024 and September 30, 2024:

	Average Price[1]
Category	As of December 31, 2024	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.9%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	95.4	94.0
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.8%	99.7%

(1)Includes only debt investments held as of December 31, 2024 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us for $25.0 million. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15.0 million of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of December 31, 2024, we have issued 2,331,351.397 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $35.0 million, and have also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.
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

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, effective August 2, 2024, our board of directors, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of our board of directors.

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2024 and 2023. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2024 and September 30, 2024 were valued using Level 3 inputs. As of both December 31, 2024 and September 30, 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Non-accrual loans: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of December 31, 2024 and September 30, 2024, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2024, we did not record any U.S. federal excise tax. For the three months ended December 31, 2023, we recorded $20,000 for U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2024 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.80% and 0.79%, respectively. In addition, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
(In thousands)
Down 200 basis points	$(6,251)
Down 150 basis points	(4,690)
Down 100 basis points	(3,127)
Down 50 basis points	(1,563)
Up 50 basis points	1,563
Up 100 basis points	3,127
Up 150 basis points	4,690
Up 200 basis points	6,252

(1)Assumes applicable three-month base rate as of December 31, 2024, with the exception of SONIA and Prime that utilize the December 31, 2024 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of our respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Golub Capital Direct Lending Unlevered Corporation

Date: February 14, 2025	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)