Form 10-Q
period 2025-03-31
Golub Capital Direct Lending Unlevered Corp
filed 2025-05-09
CIK 1901606

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of May 9, 2025, the Registrant had 24,103,543.606 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2025	September 30, 2024
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $336,935 and $291,793, respectively)	$341,527	$295,825
Cash and cash equivalents	23,000	12,261
Foreign currencies (cost of $98 and $17, respectively)	90	10
Interest receivable	3,334	2,888
Receivable for investments	551	2,673
Deferred offering costs	—	58
Other assets	363	363
Total Assets	$368,865	$314,078
Liabilities
Distributions payable	$4,886	$5,423
Management and incentive fees payable	1,796	1,669
Accrued trustee fees	33	35
Net unrealized depreciation on forward currency contracts	78	185
Accounts payable and other liabilities	519	572
Total Liabilities	7,312	7,884
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 24,103,543.606 and 20,412,978.874 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	24	20
Paid in capital in excess of par	361,256	305,901
Distributable earnings (losses)	273	273
Total Net Assets	361,553	306,194
Total Liabilities and Total Net Assets	$368,865	$314,078
Number of common shares outstanding	24,103,543.606	20,412,978.874
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Investment income
Interest income	$8,314	$5,638	$16,304	$9,914
Payment-in-kind interest income	484	351	945	728
Dividend income	35	19	85	33
Fee income	30	21	53	34
Total investment income	8,863	6,029	17,387	10,709
Expenses
Base management fee	845	482	1,630	849
Incentive fee	801	693	1,632	1,140
Professional fees	146	212	374	405
Administrative service fee	116	58	216	98
General and administrative expenses	25	25	47	83
Total expenses	1,933	1,470	3,899	2,575
Base management fee waived (Note 4)	(282)	(321)	(543)	(566)
Net expenses	1,651	1,149	3,356	2,009
Net investment income - before tax	7,212	4,880	14,031	8,700
Excise tax	—	8	—	28
Net investment income - after tax	7,212	4,872	14,031	8,672
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	—	—	(3)
Forward currency contracts	—	—	—	(211)
Foreign currency transactions	1	3	(5)	7
Net realized gain (loss) on investment transactions	1	3	(5)	(207)
Net change in unrealized appreciation (depreciation) from:
Investments	(24)	1,359	661	1,581
Forward currency contracts	(122)	63	107	130
Translation of assets and liabilities in foreign currencies	150	(58)	(100)	87
Net change in unrealized appreciation (depreciation) on investment transactions	4	1,364	668	1,798
Net gain (loss) on investment transactions	5	1,367	663	1,591
Net increase (decrease) in net assets resulting from operations	$7,217	$6,239	$14,694	$10,263
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$0.31	$0.46	$0.66	$0.83
Basic and diluted weighted average common shares outstanding (Note 11)	23,409,067	13,659,922	22,343,581	12,347,628

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	9,237,273.609	$9	$138,423	$127	$138,559
Issuance of common stock	5,374,478.999	5	80,612	—	80,617
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	8,672	8,672
Net realized gain (loss) on investment transactions	—	—	—	(207)	(207)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,798	1,798
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(5,649)	(5,649)
Distributions declared and payable	—	—	—	(4,614)	(4,614)
Total increase (decrease) for the six months ended March 31, 2024	5,374,478.999	5	80,612	—	80,617
Balance at March 31, 2024	14,611,752.608	$14	$219,035	$127	$219,176
Balance at December 31, 2023	13,486,861.608	$13	$202,162	$127	$202,302
Issuance of common stock	1,124,891.000	1	16,873	—	16,874
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	4,872	4,872
Net realized gain (loss) on investment transactions	—	—	—	3	3
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,364	1,364
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(1,625)	(1,625)
Distributions declared and payable	—	—	—	(4,614)	(4,614)
Total increase (decrease) for the three months ended March 31, 2024	1,124,891.000	1	16,873	—	16,874
Balance at March 31, 2024	14,611,752.608	$14	$219,035	$127	$219,176
Balance at September 30, 2024	20,412,978.874	$20	$305,901	$273	$306,194
Issuance of common stock	3,690,564.732	4	55,355	—	55,359
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	14,031	14,031
Net realized gain (loss) on investment transactions	—	—	—	(5)	(5)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	668	668
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(9,808)	(9,808)
Distributions declared and payable	—	—	—	(4,886)	(4,886)
Total increase (decrease) for the six months ended March 31, 2025	3,690,564.732	4	55,355	—	55,359
Balance at March 31, 2025	24,103,543.606	$24	$361,256	$273	$361,553
Balance at December 31, 2024	22,683,023.940	$23	$339,949	$273	$340,245
Issuance of common stock	1,420,519.666	1	21,307	—	21,308
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	7,212	7,212
Net realized gain (loss) on investment transactions	—	—	—	1	1
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	4	4
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(2,331)	(2,331)
Distributions declared and payable	—	—	—	(4,886)	(4,886)
Total increase (decrease) for the three months ended March 31, 2025	1,420,519.666	1	21,307	—	21,308
Balance at March 31, 2025	24,103,543.606	$24	$361,256	$273	$361,553

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$14,694	$10,263
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs	58	59
Accretion of discounts and amortization of premiums	(568)	(266)
Net realized (gain) loss on investments	—	3
Net realized (gain) loss on forward currency contracts	—	211
Net realized (gain) loss on foreign currency transactions	5	(7)
Net change in unrealized (appreciation) depreciation on investments	(661)	(1,581)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(107)	(130)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	100	(87)
Proceeds from (fundings of) revolving loans, net	(654)	(74)
Fundings of investments	(57,715)	(93,808)
Proceeds from principal payments and sales of portfolio investments	14,701	1,098
Funding of settlements of forward currency contracts	—	(211)
Payment-in-kind interest capitalized	(934)	(773)
Non-cash dividends capitalized	(57)	(33)
Proceeds from non-cash dividends	84	—
Changes in operating assets and liabilities:
Interest receivable	(446)	(624)
Receivable for investments	2,122	—
Other assets	—	(340)
Payable for investments purchased	—	(319)
Management and incentive fees payable	127	515
Accrued trustee fees	(2)	19
Accounts payable and other liabilities	(53)	126
Net cash provided by (used in) operating activities	(29,306)	(85,959)
Cash flows from financing activities
Borrowings on debt	35	—
Repayments of debt	(35)	—
Proceeds from issuance of common shares	55,359	80,617
Distributions paid	(15,231)	(7,605)
Net cash provided by (used in) financing activities	40,128	73,012
Net change in cash and cash equivalents and foreign currencies	10,822	(12,947)
Effect of foreign currency exchange rates	(3)	3
Cash and cash equivalents and foreign currencies, beginning of period	12,271	30,396
Cash and cash equivalents and foreign currencies, end of period	$23,090	$17,452
Supplemental disclosure of cash flow information:
Distributions declared for the period	$14,694	$10,263
Supplemental disclosure of non-cash operating and financing activity:
Change in distributions payable	(537)	2,658

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2025	September 30, 2024
Cash and cash equivalents	$23,000	$12,261
Foreign currencies (cost of $98 and $17, respectively)	90	10
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$23,090	$12,271
(1) See Note 2 for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(h)	10.81%		02/2029	$5,313	$5,209	1.5%	$5,379
PPW Aero Buyer, Inc.	One stop	P +	5.50%	(a)(h)	12.03%		02/2029	33	32	—	33
PPW Aero Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)		02/2029	—	(2)	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.50%	(h)	9.80%		02/2029	180	179	0.1	180
								5,526	5,418	1.6	5,592
Air Freight & Logistics
RJW Group Holdings, Inc.	One stop	SF +	5.25%	(h)	9.55%		11/2031	2,920	2,864	0.8	2,891
RJW Group Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)		11/2031	—	(2)	—	(2)
								2,920	2,862	0.8	2,889
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(i)	8.97%		11/2030	297	294	0.1	294
Arnott, LLC	One stop	P +	3.75%	(a)	11.25%		11/2030	8	8	—	8
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)	9.79%		01/2030	1,696	1,669	0.5	1,679
Collision SP Subco, LLC	One stop	SF +	5.50%	(g)(i)	9.82%		01/2030	767	759	0.2	757
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)	9.79%		01/2030	42	38	—	39
OEConnection, LLC(5)	One stop	SF +	5.00%		N/A(6)		04/2031	—	(4)	—	—
OEConnection, LLC	One stop	SF +	5.00%	(g)	9.32%		04/2031	4,413	4,375	1.2	4,413
OEConnection, LLC	One stop	SF +	5.00%	(g)	9.32%		04/2031	770	763	0.2	770
OEConnection, LLC	One stop	SF +	5.00%		N/A(6)		04/2031	—	—	—	—
								7,993	7,902	2.2	7,960
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	9.55%		06/2030	1,725	1,703	0.5	1,703
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	9.56%		06/2030	86	83	—	83
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	9.25%		07/2029	99	98	—	98
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(h)	9.30%		07/2029	5,402	5,367	1.5	5,375
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.00%		N/A(6)		07/2029	—	(1)	—	(1)
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%		N/A(6)		07/2029	—	—	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	9.07%		06/2031	6,082	6,037	1.7	6,082
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)		06/2031	—	(4)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	9.07%		06/2031	190	183	0.1	190
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(h)	9.80%		12/2029	3,749	3,710	1.0	3,758
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(h)	9.80%		12/2029	136	128	—	136
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(h)	9.80%		12/2029	1,039	1,028	0.3	1,041
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(h)	9.29%		12/2029	1	—	—	—
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(h)	9.29%		12/2029	49	49	—	49
								18,558	18,381	5.1	18,514
Banks
Empyrean Solutions, LLC	One stop	SF +	4.75%	(h)	9.05%		11/2031	258	257	0.1	258
Empyrean Solutions, LLC	One stop	SF +	4.75%		N/A(6)		11/2031	—	—	—	—
Empyrean Solutions, LLC	One stop	SF +	4.75%		N/A(6)		11/2031	—	—	—	—
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(h)	9.29%		12/2029	712	705	0.2	712
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(h)	9.29%		12/2029	135	128	—	135
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(h)	9.29%		12/2029	48	47	—	48
								1,153	1,137	0.3	1,153
Beverages
Financial Information Technologies, LLC(17)	One stop	N/A			14.00%	PIK	06/2031	2,299	2,257	0.7	2,368
Financial Information Technologies, LLC	One stop	SF +	5.25%	(h)	9.55%		06/2030	1,487	1,467	0.4	1,487
Financial Information Technologies, LLC	One stop	SF +	5.25%	(h)	9.55%		06/2030	623	617	0.2	623
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(2)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Financial Information Technologies, LLC	One stop	SF +	5.25%		N/A(6)		06/2030	$—	$—	—%	$—
Spindrift Beverage Co. Inc.	One stop	SF +	5.25%	(h)	9.56%		02/2032	16	13	—	13
Spindrift Beverage Co. Inc.(5)	One stop	SF +	5.25%		N/A(6)		02/2032	—	(1)	—	(2)
Spindrift Beverage Co. Inc.	One stop	SF +	5.25%	(g)	9.56%		02/2032	1,131	1,117	0.3	1,117
								5,556	5,468	1.6	5,606
Capital Markets
BlueMatrix Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%		01/2031	2,586	2,567	0.7	2,573
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		01/2031	—	(3)	—	(2)
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		01/2031	—	(6)	—	(4)
BlueMatrix Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%		01/2031	1,328	1,322	0.4	1,322
								3,914	3,880	1.1	3,889
Chemicals
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	9.07%		03/2029	170	168	—	170
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	9.07%		03/2029	2	1	—	2
Krayden Holdings, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)		03/2029	—	(1)	—	—
								172	168	—	172
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(h)	9.29%		10/2029	26	24	—	26
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(h)	9.29%		10/2029	4,107	4,037	1.1	4,107
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	9.29%		01/2031	3,256	3,225	0.9	3,256
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	9.29%		01/2031	445	434	0.1	445
CHA Vision Holdings, Inc. (5)	One stop	SF +	5.00%		N/A(6)		01/2030	—	(2)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(h)	9.29%		09/2030	463	451	0.1	463
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)		09/2028	—	(1)	—	—
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)		09/2030	—	(1)	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(a)(g)	9.67%		04/2030	233	231	0.1	233
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	9.57%		04/2031	1,656	1,642	0.5	1,656
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	9.56%		04/2031	154	152	—	154
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	9.57%		04/2031	276	275	0.1	276
WRE Holding Corp.(5)	One stop	SF +	5.00%		N/A(6)		07/2030	—	(3)	—	—
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.22%		07/2031	2,624	2,601	0.7	2,624
WRE Holding Corp.	One stop	SF +	5.00%	(h)(i)	9.40%		07/2031	240	237	0.1	240
								13,480	13,302	3.7	13,480
Construction & Engineering
Consor Intermediate II, LLC	One stop	SF +	4.50%	(h)	8.80%		05/2031	2,897	2,885	0.8	2,897
Consor Intermediate II, LLC(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(3)	—	—
Consor Intermediate II, LLC(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(8)	—	—
Royal Holdco Corporation	One stop	SF +	4.50%		N/A(6)		12/2030	—	—	—	—
Royal Holdco Corporation(5)	One stop	SF +	4.50%		N/A(6)		12/2030	—	—	—	(1)
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.79%		12/2030	265	263	0.1	263
								3,162	3,137	0.9	3,159
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.25%	(h)	9.55%		05/2030	2,004	1,979	0.5	1,924
Any Hour, LLC	One stop	SF +	5.25%	(h)	9.51%		05/2030	165	161	0.1	152
Any Hour, LLC	One stop	SF +	5.25%	(h)	9.55%		05/2030	57	53	—	33
Any Hour, LLC(17)	One stop	N/A			13.00%	PIK	05/2031	682	671	0.2	655
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.31%		10/2030	32	32	—	32
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.31%		10/2030	1,085	1,061	0.3	1,086
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.31%		10/2029	306	294	0.1	306
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.31%		10/2030	4,561	4,455	1.3	4,561
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(h)	9.30%		05/2030	3,365	3,357	0.9	3,348
CHVAC Services Investment, LLC(5)	One stop	SF +	5.00%		N/A(6)		05/2030	—	(3)	—	(2)
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(h)	9.29%		05/2030	890	870	0.2	880
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CHVAC Services Investment, LLC	One stop	SF +	4.50%		N/A(6)				05/2030	$—	$—	—%	$—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.95%				07/2029	197	195	0.2	195
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.95%				07/2029	9	9	—	9
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.95%				07/2029	57	56	—	57
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	9.56%				06/2029	469	463	0.1	469
HS Spa Holdings, Inc.	One stop	P +	4.25%	(a)(g)	10.70%				06/2028	22	22	—	22
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	9.54%				06/2029	76	75	—	76
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	9.32%				05/2028	1,873	1,866	0.5	1,873
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	9.32%				05/2028	748	746	0.2	748
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
NSG Buyer, Inc.	One stop	SF +	5.00%	(g)	9.32%				11/2029	5,160	5,065	1.4	5,160
NSG Buyer, Inc.	One stop	SF +	5.00%	(g)	9.32%				11/2028	23	21	—	23
NSG Buyer, Inc. (5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(1)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(2)	—	—
Severin Acquisition, LLC(17)	One stop	SF +	5.00%	(g)	7.07%	cash/	2.25%	PIK	10/2031	2,215	2,195	0.6	2,215
Severin Acquisition, LLC	One stop	SF +	4.75%	(g)(h)	9.06%				10/2031	42	39	—	42
Severin Acquisition, LLC(17)	One stop	SF +	5.00%	(g)	7.07%	cash/	2.25%	PIK	10/2031	31	29	—	31
Stellar Brands, LLC	Senior secured	SF +	4.50%	(i)	8.72%				02/2031	463	460	0.1	460
Stellar Brands, LLC	Senior secured	SF +	4.50%		N/A(6)				02/2031	—	—	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	9.47%				12/2030	3,615	3,586	1.0	3,615
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(5)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	9.51%				12/2030	254	242	0.1	254
										28,401	27,991	7.8	28,224
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(3)	—	—
Baker Tilly Advisory Group, LP	One stop	SF +	4.75%	(g)	9.07%				06/2031	1,114	1,100	0.3	1,114
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(1)	—	—
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.50%	(g)	8.83%				11/2028	876	871	0.2	876
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(g)	9.07%				11/2028	204	202	0.1	204
Wealth Enhancement Group, LLC	One stop	SF +	5.00%		N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(h)	9.29%				10/2028	160	159	—	160
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(h)	9.29%				10/2028	221	221	0.1	221
Wealth Enhancement Group, LLC(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(1)	—	—
										2,575	2,548	0.7	2,575
Electric Utilities
Smart Energy Systems, Inc.(5)	One stop	SF +	7.50%		N/A(6)				01/2030	—	(1)	—	(2)
Smart Energy Systems, Inc.(17)	One stop	SF +	7.50%	(i)	8.01%	cash/	3.75%	PIK	01/2030	398	389	0.1	390
										398	388	0.1	388
Electrical Equipment
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(h)	9.05%				12/2030	129	127	—	129
Power Grid Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(1)	—	—
Wildcat TopCo, Inc.	One stop	SF +	5.00%	(h)	9.30%				11/2031	1,461	1,447	0.4	1,461
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(2)	—	—
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(1)	—	—
										1,590	1,570	0.4	1,590
Electronic Equipment, Instruments & Components
CST Holding Company	One stop	SF +	5.00%	(g)	9.42%				11/2028	1,558	1,504	0.4	1,558
CST Holding Company(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(2)	—	—
										1,558	1,502	0.4	1,558
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Blast Bidco Inc.	One stop	SF +	6.00%	(h)	10.30%	10/2030	$3,871	$3,825	1.1%	$3,871
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)	10/2029	—	(5)	—	—
Eagle Family Foods Group, LLC	One stop	SF +	5.00%	(h)	9.29%	08/2030	806	799	0.2	806
Eagle Family Foods Group, LLC(5)	One stop	SF +	5.00%		N/A(6)	08/2030	—	(1)	—	—
							4,677	4,618	1.3	4,677
Healthcare Equipment & Supplies
Belmont Instrument, LLC	One stop	SF +	5.25%	(h)	9.55%	08/2028	1,276	1,258	0.4	1,276
Belmont Instrument, LLC	One stop	SF +	5.25%	(h)	9.55%	08/2028	6	5	—	6
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.81%	06/2031	2,677	2,654	0.8	2,677
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)	05/2030	—	(3)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.80%	06/2031	486	476	0.1	486
TIDI Legacy Products, Inc.	One stop	SF +	5.25%	(g)	9.57%	12/2029	399	399	0.1	399
TIDI Legacy Products, Inc.	One stop	SF +	5.50%		N/A(6)	12/2029	—	—	—	—
TIDI Legacy Products, Inc.	One stop	SF +	5.50%		N/A(6)	12/2029	—	—	—	—
YI, LLC	One stop	SF +	5.75%	(h)	10.05%	12/2029	1,555	1,531	0.4	1,555
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(5)	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(3)	—	—
							6,399	6,312	1.8	6,399
Healthcare Providers & Services
Bamboo US Bidco LLC(7)(8)	One stop	E +	5.25%	(c)	7.86%	09/2030	334	318	0.1	334
Bamboo US Bidco LLC	One stop	SF +	5.25%		N/A(6)	09/2030	—	—	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%		N/A(6)	09/2030	—	—	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%	(g)(h)	9.55%	09/2030	76	75	—	76
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)	10/2029	—	(2)	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)	9.54%	09/2030	496	485	0.1	496
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	5.00%	(h)	9.31%	11/2030	232	230	0.1	230
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	5.00%		N/A(6)	11/2030	—	—	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop	SF +	5.00%		N/A(6)	11/2030	—	(1)	—	(1)
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	5.00%	(g)	9.32%	11/2030	1,242	1,234	0.3	1,234
Community Care Partners, LLC	One stop	SF +	6.00%	(g)	10.44%	06/2026	142	141	—	142
LOV Acquisition LLC	Senior secured	SF +	4.50%	(g)	8.82%	11/2031	1,581	1,573	0.5	1,581
LOV Acquisition LLC(5)	Senior secured	SF +	4.50%		N/A(6)	11/2031	—	(1)	—	—
Premise Health Holding Corp.	One stop	SF +	5.50%	(h)	9.80%	03/2031	4,969	4,906	1.4	4,969
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)	03/2030	—	(7)	—	—
							9,072	8,951	2.5	9,061
Healthcare Technology
Amberfield Acquisition Co.(5)	One stop	SF +	5.50%		N/A(6)	05/2030	—	(1)	—	—
Amberfield Acquisition Co.	One stop	SF +	5.50%	(h)	9.80%	05/2030	2,030	2,013	0.6	2,030
Amberfield Acquisition Co.	One stop	SF +	5.50%	(h)	9.80%	05/2030	50	48	—	50
Color Intermediate, LLC	Senior secured	SF +	4.75%	(h)	9.15%	10/2029	720	711	0.2	720
Crow River Buyer, Inc.	One stop	SF +	6.00%	(h)	10.29%	01/2029	258	255	0.1	258
Crow River Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)	01/2029	—	(1)	—	—
Crow River Buyer, Inc.	One stop	SF +	6.00%	(g)	10.32%	01/2029	547	542	0.1	547
GHX Ultimate Parent Corporation	One stop	SF +	4.75%	(h)	9.05%	12/2031	3,116	3,086	0.9	3,116
GHX Ultimate Parent Corporation(5)	One stop	SF +	4.75%		N/A(6)	12/2031	—	(3)	—	—
HealthEdge Software, Inc.	One stop	SF +	4.75%	(h)	9.07%	07/2031	253	251	0.1	253
HealthEdge Software, Inc.	One stop	SF +	4.75%		N/A(6)	07/2031	—	—	—	—
HealthEdge Software, Inc.	One stop	SF +	4.75%	(h)	9.07%	07/2031	112	111	—	112
Kona Buyer, LLC	One stop	SF +	7.00%		N/A(6)	07/2031	—	—	—	—
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.79%	07/2031	234	232	—	234
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.79%	07/2031	14	13	—	14
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kona Buyer, LLC	One stop	SF +	7.00%		N/A(6)				07/2031	$—	$—	—%	$—
Neptune Holdings, Inc.	One stop	SF +	4.50%	(h)	8.80%				09/2030	1,430	1,406	0.4	1,430
Neptune Holdings, Inc.	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.(17)	One stop	SF +	4.95%	(g)	6.82%	cash/	2.45%	PIK	08/2031	3,001	2,974	0.8	3,001
Netsmart Technologies, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(4)	—	—
Netsmart Technologies, Inc.(5)	One stop	SF +	6.95%		N/A(6)				08/2031	—	(2)	—	—
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	10.05%				05/2029	258	255	0.1	256
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	10.05%				05/2028	24	24	—	24
Plasma Buyer LLC	One stop	SF +	6.25%	(h)	10.55%				05/2029	10	10	—	10
										12,057	11,920	3.3	12,055
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.46%				08/2028	560	556	0.2	560
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.44%				08/2028	28	28	—	28
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.45%				08/2028	53	53	—	53
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.45%				08/2028	102	94	—	102
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	1,410	1,392	0.4	1,410
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	48	47	—	48
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	21	20	—	21
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	213	210	0.1	213
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	98	97	—	98
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.04%				10/2028	15	13	—	15
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	241	239	0.1	241
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	115	114	—	115
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.06%				10/2028	61	60	—	61
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(h)	10.33%				11/2029	661	653	0.2	661
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(10)	—	—
Health Buyer, LLC	Senior secured	SF +	5.25%	(h)	9.55%				04/2029	125	124	—	125
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	9.80%				04/2029	64	63	—	64
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	9.80%				04/2029	32	32	—	32
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	9.80%				04/2029	29	29	—	29
PB Group Holdings, LLC(17)	One stop	SF +	5.50%	(g)	7.07%	cash/	2.75%	PIK	08/2030	2,320	2,310	0.6	2,320
PB Group Holdings, LLC	One stop	SF +	5.00%	(g)	9.32%				08/2030	32	31	—	32
SDC Holdco, LLC	One stop	SF +	4.75%	(h)	9.05%				06/2031	3,446	3,431	1.0	3,446
SDC Holdco, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	—
SDC Holdco, LLC(17)	Second lien	SF +	8.50%	(h)	12.80%	PIK			06/2032	774	769	0.2	774
Super REGO, LLC(17)	Subordinated debt	N/A			15.00%	PIK			03/2030	34	34	—	34
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	9.05%				10/2027	1,616	1,604	0.5	1,616
YE Brands Holding, LLC	One stop	SF +	4.75%		N/A(6)				10/2027	—	—	—	—
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	9.05%				10/2027	191	189	0.1	191
										12,289	12,181	3.4	12,289
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	9.05%				07/2029	236	234	0.1	236
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	9.05%				07/2029	2	1	—	2
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	9.05%				07/2029	60	59	—	60
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	9.05%				07/2029	31	31	—	31
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	9.05%				07/2029	37	36	—	37
Essential Services Holdings Corporation	One stop	SF +	5.00%	(h)	9.30%				06/2031	2,500	2,478	0.7	2,475
Essential Services Holdings Corporation	One stop	SF +	5.00%	(h)	9.30%				06/2030	49	46	—	47
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(2)	—	(5)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Excelitas Technologies Corp.	One stop	SF +	5.25%	(g)	9.57%				08/2029	$643	$635	0.2%	$643
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.25%	(b)	7.61%				08/2029	119	112	—	119
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2029	—	—	—	—
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(27)	—	—
										3,677	3,603	1.0	3,645
Insurance
Captive Resources Midco, LLC	One stop	SF +	4.75%	(g)	9.07%				07/2029	4,525	4,479	1.3	4,525
Captive Resources Midco, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2028	—	(1)	—	—
Disco Parent, Inc.	One stop	SF +	7.50%	(h)	11.81%				03/2029	457	449	0.1	457
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	9.55%				12/2030	2,574	2,553	0.7	2,581
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	9.55%				12/2029	67	63	—	67
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	9.55%				12/2030	2,365	2,345	0.7	2,371
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)				12/2030	—	—	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	4.75%	(h)	9.05%				07/2030	501	493	0.1	501
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	4.75%		N/A(6)				07/2030	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(h)	9.31%				08/2028	2,192	2,171	0.6	2,192
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%		N/A(6)				08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(1)	—	—
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(g)	10.06%				11/2029	1,676	1,663	0.5	1,676
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(g)	10.07%				11/2029	80	78	—	80
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(g)	10.06%				11/2029	346	340	0.1	346
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	5.00%	(i)	9.28%				05/2030	4,248	4,199	1.2	4,248
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(4)	—	—
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	—
World Insurance Associates, LLC(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(1)	—	(2)
World Insurance Associates, LLC	One stop	SF +	5.00%		N/A(6)				04/2030	—	—	—	—
										19,031	18,823	5.3	19,042
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	7.41%	cash/	3.63%	PIK	05/2028	218	217	0.1	216
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	7.41%	cash/	3.63%	PIK	05/2028	119	118	—	118
Critical Start, Inc.	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(c)(d)	9.15%	PIK			07/2029	880	821	0.2	871
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	9.15%	PIK			07/2029	82	80	—	81
Goldcup 31018 AB(7)(8)(11)	One stop	E +	6.25%	(d)	9.02%				01/2029	72	69	—	71
Netwrix Corporation	One stop	SF +	4.75%	(h)	9.06%				06/2029	4,852	4,830	1.4	4,852
Netwrix Corporation(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.75%	(h)	9.06%				06/2029	9	7	—	9
Netwrix Corporation	One stop	SF +	4.75%	(h)	9.06%				06/2029	37	37	—	37
PDQ Intermediate, Inc.(17)	Subordinated debt	N/A			13.75%	PIK			10/2031	61	60	—	61
ReliaQuest Holdings, LLC(17)	One stop	SF +	6.75%	(h)	7.41%	cash/	3.63%	PIK	04/2031	5,848	5,823	1.6	5,848
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(1)	—	—
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(2)	—	—
WPEngine, Inc.	One stop	SF +	6.50%	(h)	10.82%				08/2029	244	241	0.1	244
WPEngine, Inc.	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.81%				07/2027	297	297	0.1	297
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.81%				07/2027	118	117	—	118
										12,837	12,713	3.5	12,823
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Crunch Holdings, LLC(5)	One stop	SF +	4.50%		N/A(6)				09/2031	$—	$(2)	—%	$—
Crunch Holdings, LLC	One stop	SF +	4.50%	(g)	8.82%				09/2031	3,287	3,272	0.9	3,287
Movement Holdings, LLC(7)(9)	One stop	SF +	5.25%	(h)	9.55%				03/2030	1,794	1,779	0.5	1,794
Movement Holdings, LLC(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(3)	—	—
Movement Holdings, LLC(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(10)	—	—
										5,081	5,036	1.4	5,081
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	9.30%				11/2029	4,229	4,144	1.2	4,229
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(14)	—	—
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	9.30%				11/2029	721	715	0.2	721
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	—
Graphpad Software, LLC	One stop	SF +	4.75%	(h)	9.05%				06/2031	1,916	1,908	0.5	1,916
Graphpad Software, LLC	One stop	SF +	4.75%	(h)	9.05%				06/2031	48	46	—	48
										6,914	6,797	1.9	6,914
Machinery
AI Titan Parent, Inc.	One stop	SF +	4.75%	(g)	9.07%				08/2031	655	649	0.2	655
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(1)	—	—
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(1)	—	—
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	9.80%				12/2030	4,352	4,316	1.2	4,352
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	9.80%				12/2030	482	475	0.1	482
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(g)(h)	9.81%				12/2029	204	199	0.1	204
										5,693	5,637	1.6	5,693
Media
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(2)	—	—
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	9.05%				06/2030	1,756	1,745	0.5	1,756
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(6)	—	—
										1,756	1,737	0.5	1,756
Oil, Gas & Consumable Fuels
Envernus, Inc.	One stop	SF +	5.50%	(g)	9.82%				12/2029	3,004	2,969	0.8	3,004
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(3)	—	—
Envernus, Inc.	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
										3,004	2,966	0.8	3,004
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(h)	9.30%				05/2029	776	767	0.2	776
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(h)(i)	9.30%				05/2029	119	117	0.1	119
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(g)	9.33%				05/2029	2	1	—	2
Creek Parent, Inc.	One stop	SF +	5.25%	(g)	9.57%				12/2031	3,279	3,223	0.9	3,279
Creek Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2031	—	(8)	—	—
										4,176	4,100	1.2	4,176
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(i)	10.47%				05/2029	292	289	0.1	294
ALKU Intermediate Holdings, LLC	One stop	SF +	5.50%	(i)	9.72%				05/2029	32	32	—	32
bswift, LLC	One stop	SF +	4.75%	(h)	9.04%				11/2028	324	318	0.1	324
bswift, LLC	One stop	SF +	4.75%	(h)	9.07%				11/2028	1,239	1,232	0.3	1,239
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)	9.25%				10/2027	259	258	0.1	259
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)	9.28%				10/2027	112	110	—	112
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)	9.28%				10/2027	33	33	—	33
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(i)	9.63%				10/2027	18	18	—	18
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(h)(i)	9.73%				10/2027	124	124	—	124
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.32%				09/2028	223	220	0.1	223
DISA Holdings Corp.(17)	Subordinated debt	SF +	8.50%	(h)	10.82%	cash/	2.00%	PIK	03/2029	52	51	—	52
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.32%				09/2028	25	25	—	25
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DISA Holdings Corp.	One stop	SF +	5.00%	(h)	9.32%				09/2028	$31	$31	—%	$31
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.31%				09/2028	25	24	—	25
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.32%				09/2028	366	362	0.1	366
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.31%				09/2028	269	265	0.1	269
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(4)	—	—
Eclipse Buyer, Inc.	One stop	SF +	4.75%	(g)	9.06%				09/2031	890	882	0.3	890
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(1)	—	—
Varicent Intermediate Holdings Corporation(7)(10)(17)	One stop	SF +	6.00%	(h)	7.05%	cash/	3.25%	PIK	08/2031	2,856	2,819	0.8	2,856
Varicent Intermediate Holdings Corporation(5)(7)(10)	One stop	SF +	5.50%		N/A(6)				08/2031	—	(5)	—	—
Varicent Intermediate Holdings Corporation(5)(7)(10)	One stop	SF +	6.00%		N/A(6)				08/2031	—	(4)	—	—
										7,170	7,079	2.0	7,172
Software
Anaplan, Inc.	One stop	SF +	5.00%	(h)	9.30%				06/2029	9,234	9,178	2.5	9,234
Anaplan, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2028	—	(1)	—	—
Anaplan, Inc.	One stop	SF +	5.00%	(h)	9.30%				06/2029	50	50	—	50
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(e)	9.71%				06/2029	661	613	0.2	661
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(e)	9.71%				06/2029	345	311	0.1	345
Arrow Buyer, Inc.	One stop	SF +	5.75%	(h)	10.05%				07/2030	1,078	1,056	0.3	1,078
Arrow Buyer, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(2)	—	—
Arrow Buyer, Inc.	One stop	SF +	5.75%	(h)	10.05%				07/2030	71	70	—	71
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%	(h)	8.80%				05/2031	331	328	0.1	331
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(g)	10.82%				03/2031	625	617	0.2	625
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(g)	10.82%				03/2031	1,421	1,402	0.4	1,421
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				03/2031	—	(3)	—	—
Baxter Planning Systems, LLC(17)	One stop	SF +	6.25%	(i)	7.30%	cash/	3.38%	PIK	05/2031	918	912	0.2	918
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(1)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(1)	—	—
BestPass, Inc.	One stop	SF +	5.25%	(g)	9.57%				08/2031	3,035	3,021	0.8	3,035
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(1)	—	—
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(2)	—	—
Bloomerang, LLC	One stop	SF +	6.00%	(h)	10.30%				12/2029	2,477	2,457	0.7	2,477
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(4)	—	—
Bloomerang, LLC	One stop	SF +	6.00%	(h)	10.31%				12/2029	248	242	0.1	248
CB Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				07/2031	—	(3)	—	—
CB Buyer, Inc.	One stop	SF +	5.00%	(h)	9.30%				07/2031	2,840	2,816	0.8	2,840
CB Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				07/2031	—	(3)	—	—
Coupa Holdings, LLC	One stop	SF +	5.25%	(h)	9.54%				02/2030	2,151	2,108	0.6	2,151
Coupa Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				02/2030	—	(2)	—	—
Crewline Buyer, Inc.	One stop	SF +	6.75%	(g)	11.07%				11/2030	6,213	6,138	1.7	6,213
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(8)	—	—
Einstein Parent, Inc.	One stop	SF +	6.50%	(h)	10.79%				01/2031	2,738	2,685	0.7	2,683
Einstein Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(5)	—	(6)
Espresso Bidco, Inc.(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(2)	—	(3)
Espresso Bidco, Inc.(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(1)	—	(1)
Espresso Bidco, Inc.	One stop	SF +	5.25%	(h)	9.55%				03/2032	801	789	0.2	789
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	9.05%				09/2030	3,003	2,930	0.8	3,003
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(8)	—	—
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	9.05%				09/2030	278	275	0.1	278
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.79%	cash/	4.13%	PIK	07/2029	2,031	2,009	0.6	2,000
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.79%	cash/	4.13%	PIK	07/2029	$1,328	$1,311	0.4%	$1,308
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.79%	cash/	4.13%	PIK	07/2029	243	242	0.1	239
GTY Technology Holdings, Inc.	One stop	P +	5.00%	(a)(h)	11.95%				07/2029	20	18	—	18
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.81%	cash/	4.13%	PIK	07/2029	605	592	0.2	596
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.80%	cash/	4.13%	PIK	07/2029	258	256	0.1	254
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.81%	cash/	4.13%	PIK	07/2029	50	49	—	49
Gurobi Optimization, LLC(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(3)	—	—
Gurobi Optimization, LLC	One stop	SF +	4.50%	(h)	8.80%				09/2031	3,218	3,189	0.9	3,218
Hyland Software, Inc.	One stop	SF +	5.00%	(g)	9.32%				09/2030	7,193	7,108	2.0	7,193
Hyland Software, Inc.(5)	One stop	SF +	5.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.	One stop	SF +	6.50%	(h)	10.79%				01/2030	3,968	3,905	1.1	3,968
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(6)	—	—
ICIMS, Inc.(17)	One stop	SF +	5.75%	(h)	10.04%				08/2028	3,316	3,286	0.9	3,250
ICIMS, Inc.	One stop	SF +	5.75%	(h)	10.04%				08/2028	11	10	—	9
IQN Holding Corp.	One stop	SF +	5.25%	(h)	9.56%				05/2029	794	789	0.2	794
IQN Holding Corp.	One stop	SF +	5.25%	(h)	9.56%				05/2028	34	33	—	34
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(i)	7.78%	cash/	3.50%	PIK	07/2028	781	778	0.2	781
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(d)	2.58%	cash/	7.25%	PIK	07/2028	442	426	0.1	442
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(i)	7.78%	cash/	3.50%	PIK	07/2028	199	198	0.1	199
Island Bidco AB(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
LogicMonitor, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(2)	—	—
LogicMonitor, Inc.	One stop	SF +	5.50%	(h)	9.79%				11/2031	3,333	3,313	0.9	3,333
Navex TopCo, Inc.	One stop	SF +	5.50%	(g)	9.82%				11/2030	5,819	5,726	1.6	5,819
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(7)	—	—
Onit, Inc.	One stop	SF +	4.75%	(h)	9.05%				01/2032	252	249	0.1	249
Onit, Inc.	One stop	SF +	4.75%		N/A(6)				01/2032	—	—	—	—
Onit, Inc.(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(1)	—	(1)
Panzura, LLC(17)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	63	59	—	56
PING Identity Holding Corp.	One stop	SF +	4.75%	(h)	9.05%				10/2029	638	631	0.2	638
PING Identity Holding Corp.(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.56%				06/2029	2,645	2,629	0.7	2,645
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.56%				06/2029	2,281	2,268	0.6	2,282
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.57%				06/2029	33	33	—	33
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.56%				06/2029	20	20	—	20
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(e)	7.96%	cash/	2.55%	PIK	07/2029	756	686	0.2	742
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	6.05%	(f)	7.81%	cash/	2.55%	PIK	07/2029	138	137	—	136
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(e)	7.96%	cash/	2.55%	PIK	07/2029	56	51	—	55
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(1)	—	—
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(g)	10.42%				07/2028	552	544	0.2	552
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(5)	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(g)	9.32%				05/2031	5,868	5,823	1.6	5,868
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(g)	9.32%				05/2031	147	140	—	147
Tricentis Operations Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(2)	—	(2)
Tricentis Operations Holdings, Inc.(17)	One stop	SF +	6.25%	(h)	5.67%	cash/	4.88%	PIK	02/2032	2,833	2,819	0.8	2,818
Tricentis Operations Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(3)	—	(3)
Viper Bidco, Inc.(7)(8)	One stop	SN +	5.00%	(e)	9.46%				11/2031	277	269	0.1	277
Viper Bidco, Inc.	One stop	SF +	5.00%	(h)	9.30%				11/2031	586	583	0.2	586
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Viper Bidco, Inc.	One stop	SF +	5.00%		N/A(6)				11/2031	$—	$—	—%	$—
Viper Bidco, Inc.	One stop	SF +	5.00%		N/A(6)				11/2031	—	—	—	—
Zendesk, Inc.	One stop	SF +	5.00%		N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.	One stop	SF +	5.00%		N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.	One stop	SF +	5.00%	(h)	9.30%				11/2028	4,043	3,995	1.1	4,043
										93,349	92,091	25.7	93,085
Specialty Retail
Biscuit Parent, LLC	One stop	SF +	4.75%	(h)	9.05%				02/2031	3,361	3,339	0.9	3,361
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(6)	—	—
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(1)	—	—
Cavender Stores L.P.	Senior secured	SF +	5.00%	(h)	9.30%				10/2029	6,110	6,064	1.7	6,110
CVP Holdco, Inc.(5)	One stop	SF +	7.25%		N/A(6)				06/2030	—	(3)	—	—
CVP Holdco, Inc.	One stop	SF +	4.75%	(g)	9.07%				06/2031	2,734	2,709	0.8	2,734
CVP Holdco, Inc.	One stop	SF +	4.75%	(g)	9.07%				06/2031	19	15	—	19
PetVet Care Centers LLC	One stop	SF +	6.00%	(g)	10.32%				11/2030	2,356	2,318	0.6	2,238
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(5)	—	(15)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(2)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	10.06%				08/2029	3,734	3,692	1.0	3,734
PPV Intermediate Holdings, LLC(17)	One stop	N/A			14.75%	PIK			08/2030	1,730	1,699	0.5	1,765
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	514	507	0.2	514
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	119	118	—	119
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	22	22	—	22
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	21	20	—	21
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(3)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(h)	9.56%				08/2029	158	155	0.1	158
Radiance Borrower, LLC	One stop	SF +	5.25%	(g)	9.57%				06/2031	32	30	—	32
Radiance Borrower, LLC(17)	One stop	SF +	5.75%	(g)	7.32%	cash/	2.75%	PIK	06/2031	3,427	3,405	1.0	3,427
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	2,503	2,484	0.7	2,516
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	167	166	0.1	168
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	164	162	—	164
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	129	128	0.1	130
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.30%	PIK			09/2029	38	37	—	38
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	54	54	—	54
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	32	31	—	32
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	41	41	—	41
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	38	38	—	38
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	239	236	0.1	240
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.30%	PIK			09/2029	146	145	—	148
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(3)	—	1
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	74	73	—	74
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.30%	PIK			09/2029	78	77	—	78
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	50	50	—	50
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.30%	PIK			09/2029	7	7	—	7
Salon Lofts Group, LLC(5)(17)	Second lien	SF +	9.00%		N/A(6)				09/2029	—	(5)	—	9
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	257	256	0.1	259
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.30%	PIK			09/2029	28	28	—	29
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	81	80	—	81
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				08/2028	—	(2)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	117	116	—	118
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.30%	PIK			09/2029	321	318	0.1	326
										28,901	28,590	8.0	28,840
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Transportation Infrastructure
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	9.32%	02/2032	$55	$53	—%	$53
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	9.32%	02/2032	2,785	2,768	0.8	2,768
LDS Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)	02/2032	—	(3)	—	(3)
							2,840	2,818	0.8	2,818
Water Utilities
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(g)(i)	9.05%	07/2031	277	274	0.1	277
Vessco Midco Holdings, LLC	One stop	SF +	4.75%		N/A(6)	07/2031	—	—	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(g)(i)	9.06%	07/2031	24	24	—	24
							301	298	0.1	301

Total debt investments							336,180	331,924	92.8	335,580

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A	02/2023	N/A	15	$145	—%	$111

Air Freight & Logistics
RJW Group Holdings, Inc.	LP units	N/A	N/A	11/2024	N/A	275	275	0.1	275

Auto Components
Arnott, LLC	LP units	N/A	N/A	12/2024	N/A	—	22	—	22

Automobiles
CAP-KSI Holdings, LLC	LP units	N/A	N/A	06/2024	N/A	140	—	—	19
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A	06/2024	N/A	140	140	0.1	149
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	07/2022	N/A	—	44	—	73
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A	06/2024	N/A	751	751	0.3	894
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	06/2024	N/A	149	149	0.1	171
Yorkshire Parent, Inc.	LP units	N/A	N/A	12/2023	N/A	—	24	—	28
							1,108	0.5	1,334
Beverages
Spindrift Beverage Co. Inc.	LP units	N/A	N/A	02/2025	N/A	—	482	0.1	482

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP units	N/A	N/A	01/2024	N/A	—	20	—	23

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A	05/2024	N/A	23	59	—	93
DP Flores Holdings, LLC	LLC units	N/A	N/A	09/2022	N/A	50	40	—	74
HS Spa Holdings, Inc.	Common stock	N/A	N/A	05/2022	N/A	33	33	—	34
NSG Buyer, Inc. (7)	LP units	N/A	N/A	11/2022	N/A	—	397	0.2	523
Virginia Green Acquisition, LLC	LP units	N/A	N/A	12/2023	N/A	18	18	—	21
							547	0.2	745
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A	01/2025	N/A	1	6	—	6

Electrical Equipment
Wildcat TopCo, Inc.	LP units	N/A	N/A	12/2024	N/A	32	32	—	32

Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A	05/2024	N/A	100	100	—	100

Hotels, Restaurants & Leisure
PB Group Holdings, LLC	LP units	N/A	N/A	08/2024	N/A	24	55	—	70

Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A	11/2023	N/A	1	18	—	22

IT Services
Critical Start, Inc.	Common stock	N/A	N/A	05/2022	N/A	17	17	—	10
Netwrix Corporation	LLC units	N/A	N/A	06/2022	N/A	4	9	—	11
							26	—	21
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Movement Holdings, LLC(7)(9)	LLC units	N/A			N/A		03/2024	N/A	—	$107	—%	$79

Life Sciences Tools & Services
Celerion Buyer, Inc.(16)	LP units	N/A			N/A		11/2022	N/A	186	156	0.1	127
Celerion Buyer, Inc.	LP units	N/A			N/A		11/2022	N/A	186	—	0.1	280
										156	0.2	407
Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	212	212	0.1	225

Professional Services
Eclipse Buyer, Inc.(16)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	53	—	54

Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	364	364	0.2	593
CB Buyer, Inc.	LP units	N/A			N/A		07/2024	N/A	56	56	—	40
Cynet Security Ltd.(7)(12)	Preferred stock	N/A			N/A		08/2022	N/A	9	31	—	42
Energy Worldnet, LLC	LLC units	N/A			N/A		02/2025	N/A	50	52	—	52
GTY Technology Holdings, Inc.	LP units	N/A			N/A		07/2022	N/A	28	28	—	65
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	44	—	52
Kaseya Inc.(16)	Preferred stock	SF +	10.75%	(h)	15.03%	Non-Cash	06/2022	N/A	—	299	0.1	312
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	20	20	—	23
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	0.1	257
Onit, Inc.	Warrant	N/A			N/A		02/2023	N/A	—	6	—	8
Panzura, LLC	LLC units	N/A			N/A		03/2025	N/A	1	4	—	—
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	9
Tricentis Operations Holdings, Inc.	LP interest	N/A			N/A		02/2025	N/A	40	40	—	40
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	67	291	0.1	313
Zendesk, Inc.	LP units	N/A			N/A		11/2022	N/A	9	91	—	89
										1,584	0.5	1,895
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A			N/A		08/2022	N/A	—	63	—	44

Total equity investments										5,011	1.7	5,947

Total investments										336,935	94.5	341,527

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					4.2%	(18)				$15,572	4.3%	$15,572
Total money market funds										15,572	4.3	15,572
Total investments and money market funds										$352,507	98.8%	$357,099
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Sterling Overnight Index Average (“SONIA” or “SN”), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2025, as the loan could have priced or repriced based on an index rate prior to March 31, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of March 31, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.36% as of March 31, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.34% as of March 31, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.34% as of March 31, 2025.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.46% as of March 31, 2025.
(f) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.41% as of March 31, 2025.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.32% as of March 31, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 4.29% as of March 31, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 4.19% as of March 31, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2025.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 7.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of March 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, total non-qualifying assets at fair value represented 3.3% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2.
(9)The headquarters of this portfolio company is located in the United Kingdom.
(10)The headquarters of this portfolio company is located in Canada.
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
(17)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2025.
(18)The rate shown is the annualized seven-day yield as of March 31, 2025.

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
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 7.
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

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. On August 2, 2024, the Company’s board of directors (the “Board”) designated the Investment Adviser as the Company’s valuation designee (“Valuation Designee”) in accordance with Rule 2a-5 under the 1940 Act. As of such date, the Valuation Designee is responsible for determining the fair value of the Company’s portfolio investments, subject to oversight of the Board. In accordance with ASC Topic 820, the Valuation Designee has categorized the Company’s financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
readily available, the Investment Adviser’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Derivative instruments:
The Company follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC Topic 815”), when accounting for derivative instruments.
Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the forward currency contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition as a component of “Net unrealized appreciation on forward currency contracts” or “Net unrealized depreciation on forward currency contracts” by counterparty on a net basis across all derivative instruments, not taking into account collateral posted, which is recorded separately, if applicable.

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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and six months ended March 31, 2025, the Company received Loan Origination Fees that were capitalized of $325 and $686, respectively. For the three and six months ended March 31, 2024, the Company received Loan Origination Fees that were capitalized of $442 and $1,630, respectively. For the three and six months ended March 31, 2025, interest income included $360 and $568, respectively, of Discount Amortization. For the three and six months ended March 31, 2024, interest income included $157 and $266, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2025, investment income included $484 and $945, respectively, of PIK interest and the Company capitalized PIK interest of $473 and $934, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2024, investment income included $351 and $728, respectively, of PIK interest and the Company capitalized PIK interest of $443 and $773, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For both the three and six months ended March 31, 2025, fee income included $8 of non-recurring prepayment premiums. For the three and six months ended March 31, 2024, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three and six months ended March 31, 2025, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $6,945 and $15,343, respectively. For the three and six months ended March 31, 2024, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $6,231 and $9,058, respectively.

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

For the three and six months ended March 31, 2025, the Company recognized PIK and non-cash dividend income of $35 and $57, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2024, the Company recognized PIK and non-cash dividend income of $19 and $33, respectively, which were capitalized into the cost basis of certain preferred equity investments. For both the three and six months ended March 31, 2025, the Company received $84 of cash payments of accrued and capitalized preferred dividends. For the three and six months ended March 31, 2024, the Company received no cash payments of accrued and capitalized preferred dividends.

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

For the three months ended March 31, 2025, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash. For the six months ended March 31, 2025, the Company recorded dividend income received in cash of $28 and return of capital distributions received in cash of $41. For the three and six months ended March 31, 2024, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2025 and September 30, 2024, the Company had no portfolio company investments on non-accrual status.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2025, the Company did not record any U.S. federal excise tax expense. For the three and six months ended March 31, 2024, $8 and $28, respectively, was recorded for U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2025. The Company’s tax returns for the 2022 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and six months ended March 31, 2025, the Company amortized $28 and $58, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three and six months ended March 31, 2024, the Company amortized $29 and $59, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.
Recent accounting updates: In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.
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

As of March 31, 2025 and September 30, 2024, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2025		As of September 30, 2024
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$388,341	$361,157	$378,341	$305,798

As of March 31, 2025 and September 30, 2024, the ratio of total contributed capital to total capital subscriptions was 93.0% and 80.8%, respectively, and the Company had uncalled capital commitments of $27,184 and $72,543, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLCU common stock issued for the six months ended March 31, 2025 and 2024:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the six months ended March 31, 2024
Issuance of shares	10/27/23	1,124,891.000	$15.00	$16,873
Issuance of shares	11/10/23	1,124,891.000	15.00	16,873
Issuance of shares	12/15/23	1,999,805.999	15.00	29,997
Issuance of shares	03/18/24	1,124,891.000	15.00	16,874
Shares issued for capital drawdowns		5,374,478.999		$80,617

Shares issued for the six months ended March 31, 2025
Issuance of shares	11/05/24	1,135,022.533	$15.00	$17,026
Issuance of shares	12/17/24	1,135,022.533	15.00	17,025
Issuance of shares	02/14/25	1,420,519.666	15.00	21,308
Shares issued for capital drawdowns		3,690,564.732		$55,359

Note 4. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently reapproved the Investment Advisory Agreement in May 2025. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2025, the base management fee incurred by the Company was $845 and $1,630, respectively, and the base management fee irrevocably waived by the Investment Adviser was $282 and $543, respectively.

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

For the three and six months ended March 31, 2025, the Income Incentive Fee incurred was $801 and $1,566, respectively. For the three and six months ended March 31, 2024, the Income Incentive Fee incurred was $556 and $981, respectively.

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

As of both March 31, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to March 31, 2025.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. For the three months ended March 31, 2025, the Company did not accrue a capital gain incentive fee under GAAP. For the six months ended March 31, 2025, the Company accrued a capital gain incentive fee under GAAP of $66.
For the three and six months ended March 31, 2024, the Company accrued a capital gain incentive fee under GAAP of $137 and $159, respectively.

As of March 31, 2025 and September 30, 2024, there was $430 and $364, respectively, accrued for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The Company has structured the calculation of the Incentive Fee to include a fee limitation such that the Income Incentive Fee and the Capital Gain Incentive Fee will not be paid at any time if, after such payment, the cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to date would exceed an incentive fee cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is equal to the difference between (a) 10.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to the Investment Adviser by the Company since April 1, 2022.

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

As of March 31, 2025 and September 30, 2024, included in accounts payable and other liabilities is $116 and $85, respectively, for accrued allocated shared services under the Administration Agreement.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both March 31, 2025 and September 30, 2024, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2025 were $276 and $439, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2024 were $164 and $340, respectively. As of March 31, 2025 and September 30, 2024, there was $137 and $164, respectively, included in accounts payable and other liabilities for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15,000 of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of March 31, 2025, GGP Class B-P, LLC has an aggregate commitment of $40,011. As of March 31, 2025, the Company has issued 2,480,650.997 shares of its common stock, including 550,000 shares of its common stock purchased from other stockholders, to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $37,210 and has also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of March 31, 2025, permits the Company to borrow a maximum of $75,000 and expires on March 26, 2028. Refer to Note 8 for discussion of the Adviser Revolver.

Note 5. Investments

Investments as of March 31, 2025 and September 30, 2024 consisted of the following:

	As of March 31, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$14,413	$14,289	$14,428	$11,739	$11,618	$11,734
One stop	320,228	316,114	319,596	279,276	275,089	278,409
Second lien	1,392	1,376	1,409	1,071	1,053	1,071
Subordinated debt	147	145	147	163	160	163
Equity	N/A	5,011	5,947	N/A	3,873	4,448
Total	$336,180	$336,935	$341,527	$292,249	$291,793	$295,825

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

	As of March 31, 2025		As of September 30, 2024
Amortized Cost:
United States
Mid-Atlantic	$48,799	14.5%	$49,875	17.1%
Midwest	75,725	22.5	59,597	20.4
Northeast	32,523	9.6	34,144	11.7
Southeast	61,559	18.3	46,070	15.8
Southwest	42,756	12.7	35,628	12.2
West	66,137	19.6	61,008	20.9
United Kingdom	3,671	1.1	1,784	0.6
Canada	2,810	0.8	—	—
Luxembourg	—	—	860	0.3
Sweden	2,372	0.7	2,245	0.8
Israel	31	0.0 *	31	0.0 *
Denmark	552	0.2	551	0.2
Total	$336,935	100.0%	$291,793	100.0%

Fair Value:
United States
Mid-Atlantic	$49,528	14.5%	$50,343	17.0%
Midwest	76,865	22.5	60,559	20.5
Northeast	32,880	9.6	34,625	11.7
Southeast	62,568	18.3	46,557	15.7
Southwest	43,083	12.6	36,005	12.2
West	66,887	19.6	61,933	20.9
United Kingdom	3,812	1.1	1,970	0.7
Canada	2,856	0.9	—	—
Luxembourg	—	—	863	0.3
Sweden	2,445	0.7	2,366	0.8
Israel	42	0.0 *	41	0.0 *
Denmark	561	0.2	563	0.2
Total	$341,527	100.0%	$295,825	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2025 and September 30, 2024 were as follows:

	As of March 31, 2025		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$5,563	1.6%	$5,488	1.9%
Air Freight & Logistics	3,137	0.9	—	—
Auto Components	7,924	2.4	6,400	2.2
Automobiles	19,489	5.8	15,914	5.5
Banks	1,137	0.3	835	0.3
Beverages	5,950	1.8	4,189	1.4
Capital Markets	3,880	1.1	2,567	0.9
Chemicals	168	0.0 *	167	0.1
Commercial Services & Supplies	13,322	4.0	17,250	5.9
Construction & Engineering	3,137	0.9	2,444	0.8
Diversified Consumer Services	28,538	8.5	23,573	8.1
Diversified Financial Services	2,548	0.7	2,814	1.0
Electric Utilities	394	0.1	—	—
Electrical Equipment	1,602	0.5	126	0.0 *
Electronic Equipment, Instruments & Components	1,502	0.4	1,502	0.5
Food Products	4,618	1.4	4,675	1.6
Healthcare Equipment & Supplies	6,312	1.9	5,863	2.0
Healthcare Providers & Services	8,951	2.7	5,891	2.0
Healthcare Technology	12,020	3.6	7,545	2.6
Hotels, Restaurants & Leisure	12,236	3.6	11,956	4.1
Industrial Conglomerates	3,603	1.1	3,513	1.2
Insurance	18,841	5.6	14,421	4.9
IT Services	12,739	3.8	12,540	4.3
Leisure Products	5,143	1.5	5,156	1.8
Life Sciences Tools & Services	6,953	2.1	6,247	2.1
Machinery	5,637	1.7	5,315	1.8
Media	1,737	0.5	1,744	0.6
Oil, Gas & Consumable Fuels	2,966	0.9	2,901	1.0
Pharmaceuticals	4,312	1.3	860	0.3
Professional Services	7,132	2.1	5,413	1.9
Software	93,675	27.8	86,739	29.7
Specialty Retail	28,653	8.5	27,458	9.4
Transportation Infrastructure	2,818	0.8	—	—
Water Utilities	298	0.1	287	0.1
Total	$336,935	100.0%	$291,793	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2025		As of September 30, 2024
Fair Value:
Aerospace & Defense	$5,703	1.7%	$5,665	1.9%
Air Freight & Logistics	3,164	0.9	—	—
Auto Components	7,982	2.3	6,493	2.2
Automobiles	19,848	5.8	16,065	5.4
Banks	1,153	0.3	852	0.3
Beverages	6,088	1.8	4,265	1.4
Capital Markets	3,889	1.1	2,599	0.9
Chemicals	172	0.1	167	0.1
Commercial Services & Supplies	13,503	3.9	17,507	5.9
Construction & Engineering	3,159	0.9	2,470	0.8
Diversified Consumer Services	28,969	8.5	24,058	8.1
Diversified Financial Services	2,575	0.7	2,857	1.0
Electric Utilities	394	0.1	—	—
Electrical Equipment	1,622	0.5	129	0.0 *
Electronic Equipment, Instruments & Components	1,558	0.4	1,566	0.5
Food Products	4,677	1.4	4,731	1.6
Healthcare Equipment & Supplies	6,399	1.9	5,922	2.0
Healthcare Providers & Services	9,061	2.7	5,996	2.0
Healthcare Technology	12,155	3.6	7,598	2.6
Hotels, Restaurants & Leisure	12,359	3.6	12,066	4.1
Industrial Conglomerates	3,645	1.1	3,511	1.2
Insurance	19,064	5.6	14,592	4.9
IT Services	12,844	3.8	12,680	4.3
Leisure Products	5,160	1.5	5,177	1.8
Life Sciences Tools & Services	7,321	2.1	6,499	2.2
Machinery	5,693	1.7	5,366	1.8
Media	1,756	0.5	1,765	0.6
Oil, Gas & Consumable Fuels	3,004	0.9	2,943	1.0
Pharmaceuticals	4,401	1.3	863	0.3
Professional Services	7,226	2.1	5,451	1.8
Software	94,980	27.8	88,009	29.8
Specialty Retail	28,884	8.5	27,676	9.4
Transportation Infrastructure	2,818	0.8	—	—
Water Utilities	301	0.1	287	0.1
Total	$341,527	100.0%	$295,825	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of March 31, 2025 and September 30, 2024 were as follows:

As of March 31, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(82)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	4	—
						$4	$(82)

As of September 30, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(135)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	—	(50)
						$—	$(185)

The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and six months ended March 31, 2025 and 2024 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Foreign exchange	$—	$—	$—	$(211)

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Foreign exchange	$(122)	$63	$107	$130

The following table is a summary of the average outstanding daily volume for forward currency contracts for the six months ended March 31, 2025 and 2024:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Forward currency contracts	$3,450	$3,450	$3,450	$3,432

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from Macquarie, if any, is included in the Consolidated Statements of Financial Condition as other assets or other liabilities. As of March 31, 2025 and September 30, 2024, there was $78 and $185, respectively, of collateral pledged for derivatives which is included in other assets on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2025 and September 30, 2024.

As of March 31, 2025
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized appreciation on forward currency contracts	$4	$(82)	$(78)	$78	$—

As of September 30, 2024
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized appreciation on forward currency contracts	$—	$(185)	$(185)	$185	$—

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2025 and September 30, 2024 were valued using Level 3 inputs. As of both March 31, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of March 31, 2025 and September 30, 2024:

As of March 31, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$335,580	$335,580
Equity investments(1)	—	—	5,947	5,947
Money market funds(1)(2)	15,572	—	—	15,572
Forward currency contracts	—	4	—	4
Total assets, at fair value:	$15,572	$4	$341,527	$357,103
Liabilities, at fair value:
Forward currency contracts	$—	$(82)	$—	$(82)
Total liabilities, at fair value:	$—	$(82)	$—	$(82)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$291,377	$291,377
Equity investments(1)	—	—	4,448	4,448
Money market funds(1)(2)	10,214	—	—	$10,214
Total assets, at fair value:	$10,214	$—	$295,825	$306,039
Liabilities, at fair value:
Forward currency contracts	$—	$(185)	$—	$(185)
Total liabilities, at fair value:	$—	$(185)	$—	$(185)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2025 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2025 was $689 and $1,265, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2024 was $1,317 and $1,679, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2025 and 2024:

	For the six months ended March 31, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$291,377	$4,448	$295,825
Net change in unrealized appreciation (depreciation) on investments	300	361	661
Net translation of investments in foreign currencies	(101)	—	(101)
Realized gain (loss) on translation of investments in foreign currencies	(1)	—	(1)
Fundings of (proceeds from) revolving loans, net	654	—	654
Fundings of investments	56,385	1,330	57,715
PIK interest and non-cash dividends	934	57	991
Proceeds from non-cash dividends	—	(84)	(84)
Proceeds from principal payments and sales of portfolio investments	(14,536)	(165)	(14,701)
Accretion of discounts and amortization of premiums	568	—	568
Fair value, end of period	$335,580	$5,947	$341,527

	For the six months ended March 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$107,731	$2,174	$109,905
Net change in unrealized appreciation (depreciation) on investments	1,389	192	1,581
Net translation of investments in foreign currencies	88	—	88
Realized gain (loss) on investments	—	(3)	(3)
Realized gain (loss) on translation of investments in foreign currencies	3	—	3
Fundings of (proceeds from) revolving loans, net	74	—	74
Fundings of investments	93,597	211	93,808
PIK interest and non-cash dividends	773	33	806
Proceeds from principal payments and sales of portfolio investments	(1,098)	—	(1,098)
Accretion of discounts and amortization of premiums	266	—	266
Fair value, end of period	$202,823	$2,607	$205,430

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and September 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$14,428	Yield analysis	Market interest rate	8.5% - 10.0% (9.1%)
		Market comparable companies	EBITDA multiples	6.5x - 20.0x (10.3x)
One stop loans(2)	$312,404	Yield analysis	Market interest rate	4.0% - 20.0% (9.4%)
		Market comparable companies	EBITDA multiples	5.4x - 38.0x (16.1x)
		Market comparable companies	Revenue multiples	1.5x - 16.0x (10.2x)
	7,192	Broker/ Dealer bids or quotes	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans	$1,556	Yield analysis	Market interest rate	12.5% - 15.0% (12.7%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (11.0x)
Equity(3)	$5,947	Market comparable companies	EBITDA multiples	8.5x - 28.0x (16.1x)
			Revenue multiples	1.5x - 16.0x (12.7x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $261,386 and $51,018 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $4,873 and $1,074 of equity investments using EBITDA and revenue multiples, respectively.

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

Note 8. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2025 and September 30, 2024, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2025, the Company was permitted to borrow up to $75,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of March 26, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2025 was 4.2%. On March 26, 2025, the Company amended the revolving loan agreement to (i) increase the borrowing capacity under the Adviser Revolver from $40,000 to $75,000 and (ii) extend the maturity date of the Adviser Revolver from April 1, 2025 to March 26, 2028. The other material terms of the Adviser Revolver were unchanged. For the three and six months ended March 31, 2025, the Company had borrowings of $35, made repayments of $35 and incurred an amount less than $1 of interest expense on the Adviser Revolver. For the three and six months ended March 31, 2024, the Company had no borrowings and made no repayments on the Adviser Revolver. As of March 31, 2025 and September 30, 2024, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9. Commitments and Contingencies

Commitments: As of March 31, 2025, the Company had outstanding commitments to fund investments totaling $63,557, including $25,369 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $68,856, including $22,140 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of March 31, 2025 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2025	2024
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(0.66)	(0.82)
Net investment income - after tax	0.63	0.70
Net realized gain (loss) on investment transactions	(0.00) ^	(0.02)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.03	0.14
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	4.40%	4.74%
Number of common shares outstanding	24,103,543.606	14,611,752.608

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024
Ratio of net investment income - after tax to average net assets*	8.42%	9.40%
Ratio of total expenses to average net assets*(5)	1.85%	2.20%
Ratio of management fee waiver to average net assets*	(0.33)%	(0.61)%
Ratio of incentive fees to average net assets(5)	0.49%	0.62%
Ratio of excise tax to average net assets(5)	—%	0.02%
Ratio of net expenses to average net assets*(5)	1.52%	1.59%
Ratio of total expenses (without incentive fees) to average net assets*(5)	1.36%	1.58%
Total return based on average net asset value(6)	4.40%	5.56%
Total return based on average net asset value - annualized*(6)	8.82%	11.12%
Net assets at end of period	$361,553	$219,176
Average debt outstanding	$—	$—
Average debt outstanding per share	$—	$—
Portfolio Turnover*	9.12%	1.31%
Asset coverage ratio(7)	N/A	N/A
Asset coverage ratio per unit(8)	N/A	N/A
Average market value per unit(9):
Adviser Revolver	N/A	N/A

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of March 31, 2025 and March 31, 2024.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of March 31, 2025 and March 31, 2024.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2025 and 2024:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Earnings available to stockholders	$7,217	$6,239	$14,694	$10,263
Basic and diluted weighted average shares outstanding	23,409,067	13,659,922	22,343,581	12,347,628
Basic and diluted earnings per share	$0.31	$0.46	$0.66	$0.83

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2025
08/02/2024	10/15/2024	12/18/2024	20,412,978.874	$0.1073	$2,191
11/14/2024	11/15/2024	01/08/2025	21,548,001.407	0.1139	2,454
11/14/2024	12/13/2024	02/18/2025	21,548,001.407	0.1314	2,832
11/14/2024	01/17/2025	03/18/2025	22,683,023.940	0.1028	2,331
02/03/2025	02/26/2025	05/21/2025	24,103,543.606	0.1052	2,535
02/03/2025	03/17/2025	05/21/2025	24,103,543.606	0.0975	2,351
Total dividends declared for the six months ended March 31, 2025					$14,694

For the six months ended March 31, 2024
08/03/2023	10/20/2023	12/28/2023	9,237,273.609	$0.1143	$1,056
11/17/2023	11/20/2023	12/28/2023	11,487,055.609	0.1247	1,432
11/17/2023	12/15/2023	02/21/2024	13,486,861.608	0.1139	1,536
11/17/2023	01/19/2024	03/20/2024	13,486,861.608	0.1206	1,625
02/02/2024	02/26/2024	05/22/2024	13,486,861.608	0.1434	1,934
02/02/2024	03/15/2024	05/22/2024	13,486,861.608	0.1987	2,680
Total dividends declared for the six months ended March 31, 2024					$10,263

There were no distributions reinvested during the six months ended March 31, 2025 and 2024.

Note 13. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On April 1, 2025, the Company entered into subscription agreements with additional stockholders totaling $12,850 in the aggregate.

On February 3, 2025 and May 2, 2025, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

May 26, 2025	August 20, 2025
In an amount (if positive) such that the net asset value of the Company as of May 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2025 through May 31, 2025 and the payment of this distribution is $15.00 per share.

June 20, 2025	August 20, 2025
In an amount (if positive) such that the net asset value of the Company as of June 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2025 through June 30, 2025 and the payment of this distribution is $15.00 per share.

July 18, 2025	September 17, 2025
In an amount (if positive) such that the net asset value of the Company as of July 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2025 through July 31, 2025 and the payment of this distribution is $15.00 per share.

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including, without limitation, those caused by global health pandemics, or other large scale events;
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
•elevated levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
•the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics, or other large scale events;
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

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2025. Under an administration agreement or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2025 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of March 31, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$14,428	4.2%	$11,734	4.0%
One stop	319,596	93.6	278,409	94.0
Second lien	1,409	0.5	1,071	0.4
Subordinated debt	147	0.0 *	163	0.1
Equity	5,947	1.7	4,448	1.5
Total	$341,527	100.0%	$295,825	100.0%
* Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2025 and September 30, 2024, one stop loans included $51.0 million and $44.8 million, respectively, of recurring revenue loans at fair value.

As of March 31, 2025 and September 30, 2024, we had debt and equity investments in 148 and 128 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Weighted average income yield(1)*	10.3%	10.8%	10.5%	12.5%
Weighted average investment income yield(2)*	10.8%	11.1%	10.9%	12.8%
Weighted average income yield of total investments(3)*	10.2%	10.6%	10.4%	12.4%
Weighted average investment income yield of total investments(4)*	10.6%	10.9%	10.8%	12.7%
Total return based on average net asset value(5)*	8.4%	9.3%	8.8%	11.1%
Net investment income - return on equity(6)*	8.3%	8.5%	8.4%	9.4%

* Annualized for periods of less than one year.
(1) Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
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
As of March 31, 2025, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 10.0% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the six months ended March 31, 2025 and 2024, GDLCU earned a fiscal year-to-date IRR of 9.1% and 14.0%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On April 1, 2025, we entered into subscription agreements with additional stockholders totaling $12.9 million in the aggregate.

On February 3, 2025 and May 2, 2025, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 18, 2025	June 17, 2025
In an amount (if positive) such that our net asset value as of April 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2025 through April 30, 2025 and the payment of this distribution is $15.00 per share.

May 26, 2025	August 20, 2025
In an amount (if positive) such that our net asset value as of May 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2025 through May 31, 2025 and the payment of this distribution is $15.00 per share.

June 20, 2025	August 20, 2025
In an amount (if positive) such that our net asset value as of June 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2025 through June 30, 2025 and the payment of this distribution is $15.00 per share.

July 18, 2025	September 17, 2025
In an amount (if positive) such that our net asset value as of July 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2025 through July 31, 2025 and the payment of this distribution is $15.00 per share.

On May 2, 2025, Joshua M. Levinson resigned from his position as our Chief Compliance Officer and Secretary. Mr. Levinson’s resignation was not a result of any dispute or disagreement with the Company. Mr. Levinson remains with Golub Capital and was promoted to Chief Operating Officer and Chief Legal Officer of the Firm in 2024.

On May 2, 2025, our board of directors appointed Wu-Kwan Kit as Chief Compliance Officer and Secretary of the Company effective immediately. Ms. Kit has served as Senior BDC Counsel to Golub Capital since September 2024 and will continue in that role concurrent to her position as Chief Compliance Officer and Secretary. Prior to joining Golub Capital, Ms. Kit was Senior Vice President and Senior Counsel at PIMCO, where she primarily supported its registered funds. Prior to this position, she worked at Van Eck Associates as Assistant General Counsel. Prior to that, Ms. Kit worked as an Associate at Schulte Roth & Zabel’s Investment Management Group. Ms. Kit earned her BA degree cum laude from the University of Pennsylvania. She received a JD from the University of Pennsylvania Law School.

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

Consolidated operating results for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs. December 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025 vs. March 31, 2024
	(In thousands)
Interest income	$7,954	$7,782	$172	$15,736	$9,648	$6,088
Payment-in-kind interest income	484	461	23	945	728	217
Accretion of discounts and amortization of premiums	360	208	152	568	266	302
Non-cash dividend income	35	22	13	57	33	24
Dividend income	—	28	(28)	28	—	28
Fee income	30	23	7	53	34	19
Total investment income	8,863	8,524	339	17,387	10,709	6,678
Net expenses	1,651	1,705	(54)	3,356	2,009	1,347
Net investment income - before tax	7,212	6,819	393	14,031	8,700	5,331
Excise tax	—	—	—	—	28	(28)
Net investment income - after tax	7,212	6,819	393	14,031	8,672	5,359
Net realized gain (loss) on investment transactions	1	(6)	7	(5)	(207)	202
Net change in unrealized appreciation (depreciation) on investment transactions	4	664	(660)	668	1,798	(1,130)
Net increase (decrease) in net assets resulting from operations	$7,217	$7,477	$(260)	$14,694	$10,263	$4,431
Average earning debt investments, at fair value	$333,363	$304,345	$29,018	$318,674	$166,442	$152,232
Average earning preferred equity investments, at fair value	$506	$585	$(79)	$538	$450	$88
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

Investment Income

Investment income increased from the three months ended December 31, 2024 to the three months ended March 31, 2025 by $0.3 million, primarily due to an increase in interest income due to an increase in the average earning debt investments balance of $29.0 million that was partially offset by declining interest base rates primarily due to the timing of resetting interest rate contracts.

Investment income increased from the six months ended March 31, 2024 to the six months ended March 31, 2025 by $6.7 million, primarily due to an increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $152.2 million.

The annualized income yield by debt security type for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024 are as follows:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Senior secured	9.7%	10.1%	9.9%	11.2%
One stop	10.2%	10.5%	10.3%	12.0%
Second lien	13.8%	14.3%	14.0%	15.9%
Subordinated debt	14.0%	14.2%	14.1%	14.7%

Income yields on senior secured and one stop loans decreased for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 and for the six months ended March 31, 2025 as compared to the six months ended March 31, 2024, primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 98.0% of our loan portfolio at fair value is subject to an interest rate floor. As of both March 31, 2025 and September 30, 2024, the weighted average base rate floor of our loans was 0.79%.

As of March 31, 2025, we have second lien investments in two portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs. December 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025 vs. March 31, 2024
	(In thousands)
Base management fee, net of waiver	$563	$524	$39	$1,087	$283	$804
Income incentive fee	801	765	36	1,566	981	585
Capital gain incentive fee accrued under GAAP	—	66	(66)	66	159	(93)
Professional fees	146	228	(82)	374	405	(31)
Administrative service fee	116	100	16	216	98	118
General and administrative expenses	25	22	3	47	83	(36)
Net expenses	$1,651	$1,705	$(54)	$3,356	$2,009	$1,347

Management Fees

The base management fee, net of waiver, increased for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024, primarily as a result of an increase in average adjusted gross assets.

The base management fee, net of waiver, increased for the six months ended March 31, 2025 as compared to the six months ended March 31, 2024, primarily as a result of an increase in average adjusted gross assets and certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares in our common stock where GC Advisors agreed to waive 66.7% of the base management fee for the six months ended March 31, 2024 and 33.3% of the base management fee for the six months ended March 31, 2025.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee remained relatively flat from the three months ended December 31, 2024 to the three months ended March 31, 2025. The Income Incentive Fee increased by $0.6 million from the six months ended March 31, 2024 to the six months ended March 31, 2025 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by net funds growth. For each of the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024, we were fully through the catch up provision of the Income Incentive Fee calculation and the Income Incentive Fee was equal to 10% of Pre-Incentive Fee Net Investment Income.

As of March 31, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of both March 31, 2025 and September 30, 2024, there was $0.4 million in capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. For the six months ended March 31, 2025, we recorded an accrual for less than $0.1 million for capital gain incentive fee under GAAP. For the six months ended March 31, 2024, the accrual for a capital gain incentive fee under GAAP was $0.2 million.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2025 and September 30, 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses decreased by $0.1 million from the three months ended December 31, 2024 to the three months ended March 31, 2025, primarily due to a decrease in professional fees that was partially offset by higher administrative expenses associated with servicing a growing portfolio.

In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.1 million from the six months ended March 31, 2024 to the six months ended March 31, 2025, primarily due to higher administrative expenses associated with servicing a growing portfolio that was partially offset by a decrease in professional fees and general and administrative expenses.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended March 31, 2025 and December 31, 2024 were $0.3 million, $0.2 million, respectively. Total expenses reimbursed to the Administrator during the six months ended March 31, 2025 and March 31, 2024 were $0.4 million and $0.3 million, respectively.

As of March 31, 2025 and September 30, 2024, included in accounts payable and other liabilities were $0.1 million and $0.2 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs. December 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025 vs. March 31, 2024
	(In thousands)
Net realized gain (loss) from investments	$—	$—	$—	$—	$(3)	$3
Net realized gain (loss) from forward currency contracts	—	—	—	—	(211)	211
Net realized gain (loss) from foreign currency transactions	1	(6)	7	(5)	7	(12)
Net realized gain (loss) from investment transactions	$1	$(6)	$7	$(5)	$(207)	$202
Unrealized appreciation from investments	$891	$945	$(54)	$1,520	$1,699	$(179)
Unrealized (depreciation) from investments	(915)	(260)	(655)	(859)	(118)	(741)
Unrealized appreciation (depreciation) from forward currency contracts	(122)	229	(351)	107	130	(23)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	150	(250)	400	(100)	87	(187)
Net change in unrealized appreciation (depreciation) on investment transactions	$4	$664	$(660)	$668	$1,798	$(1,130)
During the three months ended March 31, 2025, we had a net realized gain of $1,000 primarily due to realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended December 31, 2024, we had a net realized loss of approximately $6,000 primarily due to realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars.

During the six months ended March 31, 2025, we had a net realized loss of approximately $5,000, primarily due to realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the six months ended March 31, 2024, we had a net realized loss of $0.2 million primarily driven by the realized losses on the settlement of forward currency contracts.

For the three months ended March 31, 2025, we had $0.9 million in unrealized appreciation on 51 portfolio company investments, which was offset by $0.9 million in unrealized depreciation on 121 portfolio company investments. For the three months ended December 31, 2024, we had $0.9 million in unrealized appreciation on 52 portfolio company investments, which was offset by $0.3 million in unrealized depreciation on 104 portfolio company investments.

Unrealized appreciation for the three months ended March 31, 2025 and December 31, 2024 primarily resulted from fair valuing recent originations up to or near par. Unrealized depreciation for the three months ended March 31, 2025 and December 31, 2024 primarily resulted from amortization of discounts on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the six months ended March 31, 2025, we had $1.5 million in unrealized appreciation on 79 portfolio company investments, which was offset by $0.9 million in unrealized depreciation on 93 portfolio company investments. Unrealized appreciation for the six months ended March 31, 2025 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the six months ended March 31, 2025 primarily resulted from amortization of discounts during the quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the six months ended March 31, 2024, we had $1.7 million in unrealized appreciation on 71 portfolio company investments, which was offset by $0.1 million in unrealized depreciation on 40 portfolio company investments. Unrealized appreciation for the six months ended March 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the six months ended March 31, 2024 primarily resulted from amortization of discounts during the quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources

For the six months ended March 31, 2025, we experienced a net increase in cash and cash equivalents and foreign currencies of $10.8 million. During the period, we used $29.3 million in operating activities, primarily as a result of fundings of portfolio investments of $57.7 million, partially offset by proceeds from principal payments and sales of portfolio investments of $14.7 million. During the same period, cash provided by financing activities was $40.1 million, primarily as a result of proceeds from the issuance of common stock of $55.4 million, offset by distributions paid of $15.2 million.

For the six months ended March 31, 2024, we experienced a net decrease in cash and foreign currencies of $12.9 million. During the period, we used $86.0 million in operating activities, primarily as a result of fundings of portfolio investments of $93.8 million, partially offset by proceeds from principal payments and sales of portfolio investments of $1.1 million. During the same period, cash provided by financing activities was $73.0 million, primarily as a result of proceeds from the issuance of common stock of $80.6 million, offset by distributions paid of $7.6 million.

As of March 31, 2025 and September 30, 2024, we had $23.0 million and $12.3 million, respectively, of cash and cash equivalents and $90,000 and $10,000, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of March 31, 2025 and September 30, 2024, we had investor capital subscriptions totaling $388.3 million and $378.3 million respectively, of which $361.2 million and $305.8 million, respectively, had been called and contributed, leaving $27.2 million and $72.5 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facility

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in “Note 4” of our consolidated financial statements) with GC Advisors which, as of March 31, 2025, allowed us to borrow up to $75.0 million at any one time outstanding. On March 26, 2025, we amended the Adviser Revolver to (i) increase the borrowing capacity from $40.0 million to $75.0 million and (ii) extend the maturity date from April 1, 2025 to March 26, 2028. As of March 31, 2025 and September 30, 2024, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of March 31, 2025, we did not have any outstanding borrowings.

As of March 31, 2025, we had outstanding commitments to fund investments totaling $63.6 million, including $25.4 million of unfunded commitments on revolvers. As of September 30, 2024, we had outstanding commitments to fund investments totaling $68.9 million, including $22.1 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2025 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of March 31, 2025. As of March 31, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of March 31, 2025 and September 30, 2024.

Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We seek to minimize market risk through monitoring our investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2025 and September 30, 2024, we had investments in 148 and 128 portfolio companies, respectively, with a total fair value of $341.5 million and $295.8 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended				Six months ended
	March 31, 2025		December 31, 2024		March 31, 2025		March 31, 2024
	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage
Senior secured	$905	4.1%	$1,747	5.4%	$2,652	4.9%	$6,930	5.6%
One stop	20,282	92.9	29,651	92.1	49,933	92.4	115,571	94.1
Subordinated debt	—	—	—	—	—	—	100	0.1
Equity	659	3.0	791	2.5	1,450	2.7	212	0.2
Total new investment commitments	$21,846	100.0%	$32,189	100.0%	$54,035	100.0%	$122,813	100.0%

For the six months ended March 31, 2025, we had approximately $14.7 million in proceeds from principal payments and sales of portfolio investments.

For six months ended March 31, 2024, we had approximately $1.1 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$14,413	$14,289	$14,428	$11,739	$11,618	$11,734
One stop	320,228	316,114	319,596	279,276	275,089	278,409
Second lien	1,392	1,376	1,409	1,071	1,053	1,071
Subordinated debt	147	145	147	163	160	163
Equity	N/A	5,011	5,947	N/A	3,873	4,448
Total	$336,180	$336,935	$341,527	$292,249	$291,793	$295,825

(1)As of March 31, 2025, $41.8 million and $42.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2024, $41.2 million and $41.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of both March 31, 2025 and September 30, 2024, we had no loans on non-accrual status. As of March 31, 2025 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.8% and 99.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Weighted average rate of new investment fundings	9.9%	9.5%	9.6%	11.1%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.6%	5.1%	5.3%	5.8%
Weighted average fees of new investment fundings	0.9%	1.0%	0.9%	1.3%
Weighted average rate of sales and payoffs of portfolio investments	9.9%	10.7%	10.0%	11.8%

As of March 31, 2025, 98.0% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 98.1% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of March 31, 2025 and September 30, 2024, the portfolio median(1) earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $94.4 million and $85.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2025 and September 30, 2024:

	As of March 31, 2025			As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)		Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$15,412		4.5%	$331	0.1%
4	322,493		94.4	291,978	98.7
3	3,622		1.1	3,516	1.2
2	0	*	0.0 †	—	—
1	—		—	—	—
Total	$341,527		100.0%	$295,825	100.0%
* Represents an amount less than $1.
† Represents an amount less than 0.1%.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2025 and September 30, 2024:

	Average Price[1]
Category	As of March 31, 2025	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	97.9	94.0
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.8%	99.7%

(1)Includes only debt investments held as of March 31, 2025 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us for $25.0 million. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15.0 million of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of March 31, 2025, we have issued 2,480,650.997 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $37.2 million and have also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.
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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2025 and September 30, 2024 were valued using Level 3 inputs. As of both March 31, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Non-accrual loans: Loans could be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of March 31, 2025 and September 30, 2024, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2025, we did not record any U.S. federal excise tax. For the three and six months ended March 31, 2024, we recorded $8,000 and $28,000, respectively, for U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of both March 31, 2025 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.79%. In addition, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
(In thousands)
Down 200 basis points	$(6,607)
Down 150 basis points	(4,958)
Down 100 basis points	(3,306)
Down 50 basis points	(1,653)
Up 50 basis points	1,653
Up 100 basis points	3,306
Up 150 basis points	4,960
Up 200 basis points	6,613

(1)Assumes applicable three-month base rate as of March 31, 2025, with the exception of SONIA and Prime that utilize the March 31, 2025 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the six months ended March 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	First Amendment to Revolving Loan Agreement, dated as of March 26, 2025, by and between Golub Capital Direct Lending Unlevered Corporation, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01505), filed on March 28, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Unlevered Corporation

Date: May 9, 2025	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)