Form 10-Q
period 2025-06-30
Golub Capital Direct Lending Unlevered Corp
filed 2025-08-08
CIK 1901606

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of August 8, 2025, the Registrant had 25,836,355.539 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2025	September 30, 2024
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $357,220 and $291,793, respectively)	$362,103	$295,825
Cash and cash equivalents	15,568	12,261
Foreign currencies (cost of $150 and $17, respectively)	168	10
Interest receivable	2,852	2,888
Receivable for investments	174	2,673
Deferred offering costs	—	58
Other assets	367	363
Total Assets	$381,232	$314,078
Liabilities
Distributions payable	$4,875	$5,423
Management and income incentive fees payable	1,668	1,305
Accrued trustee fees	32	35
Unrealized depreciation on forward currency contracts	338	185
Accounts payable and other liabilities	816	936
Total Liabilities	7,729	7,884
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and September 30, 2024	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 24,900,243.606 and 20,412,978.874 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	25	20
Paid in capital in excess of par	373,205	305,901
Distributable earnings (losses)	273	273
Total Net Assets	373,503	306,194
Total Liabilities and Total Net Assets	$381,232	$314,078
Number of common shares outstanding	24,900,243.606	20,412,978.874
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Investment income
Interest income	$8,426	$6,542	$24,730	$16,456
Payment-in-kind interest income	547	362	1,492	1,090
Dividend income	15	19	100	52
Fee income	30	22	83	56
Total investment income	9,018	6,945	26,405	17,654
Expenses
Base management fee	885	578	2,515	1,427
Incentive fee	788	742	2,420	1,882
Professional fees	147	190	521	595
Administrative service fee	122	75	338	173
General and administrative expenses	23	22	70	105
Total expenses	1,965	1,607	5,864	4,182
Base management fee waived (Note 4)	—	(193)	(543)	(759)
Net expenses	1,965	1,414	5,321	3,423
Net investment income - before tax	7,053	5,531	21,084	14,231
Excise tax	—	—	—	28
Net investment income - after tax	7,053	5,531	21,084	14,203
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	—	—	(3)
Forward currency contracts	—	—	—	(211)
Foreign currency transactions	5	1	—	8
Net realized gain (loss) on investment transactions	5	1	—	(206)
Net change in unrealized appreciation (depreciation) from:
Investments	(10)	1,132	651	2,713
Forward currency contracts	(260)	17	(153)	147
Translation of assets and liabilities in foreign currencies	306	(11)	206	76
Net change in unrealized appreciation (depreciation) on investment transactions	36	1,138	704	2,936
Net gain (loss) on investment transactions	41	1,139	704	2,730
Net increase (decrease) in net assets resulting from operations	$7,094	$6,670	$21,788	$16,933
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$0.29	$0.40	$0.95	$1.23
Basic and diluted weighted average common shares outstanding (Note 11)	24,156,073	16,619,869	22,947,745	13,766,511

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	9,237,273.609	$9	$138,423	$127	$138,559
Issuance of common stock	10,040,682.732	10	150,600	—	150,610
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	14,203	14,203
Net realized gain (loss) on investment transactions	—	—	—	(206)	(206)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	2,936	2,936
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(11,926)	(11,926)
Distributions declared and payable	—	—	—	(5,007)	(5,007)
Total increase (decrease) for the nine months ended June 30, 2024	10,040,682.732	10	150,600	—	150,610
Balance at June 30, 2024	19,277,956.341	$19	$289,023	$127	$289,169
Balance at March 31, 2024	14,611,752.608	$14	$219,035	$127	$219,176
Issuance of common stock	4,666,203.733	5	69,988	—	69,993
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	5,531	5,531
Net realized gain (loss) on investment transactions	—	—	—	1	1
Net change in unrealized appreciation (depreciation) on investment transactions	—			1,138	1,138
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(1,663)	(1,663)
Distributions declared and payable	—	—	—	(5,007)	(5,007)
Total increase (decrease) for the three months ended June 30, 2024	4,666,203.733	5	69,988	—	69,993
Balance at June 30, 2024	19,277,956.341	$19	$289,023	$127	$289,169
Balance at September 30, 2024	20,412,978.874	$20	$305,901	$273	$306,194
Issuance of common stock	4,487,264.732	5	67,304	—	67,309
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	21,084	21,084
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	704	704
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(16,913)	(16,913)
Distributions declared and payable	—	—	—	(4,875)	(4,875)
Total increase (decrease) for the nine months ended June 30, 2025	4,487,264.732	5	67,304	—	67,309
Balance at June 30, 2025	24,900,243.606	$25	$373,205	$273	$373,503
Balance at March 31, 2025	24,103,543.606	$24	$361,256	$273	$361,553
Issuance of common stock	796,700.000	1	11,949	—	11,950
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	7,053	7,053
Net realized gain (loss) on investment transactions	—	—	—	5	5
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	36	36
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(2,219)	(2,219)
Distributions declared and payable	—	—	—	(4,875)	(4,875)
Total increase (decrease) for the three months ended June 30, 2025	796,700.000	1	11,949	—	11,950
Balance at June 30, 2025	24,900,243.606	$25	$373,205	$273	$373,503

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$21,788	$16,933
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs	58	88
Accretion of discounts and amortization of premiums	(804)	(432)
Net realized (gain) loss on investments	—	3
Net realized (gain) loss on forward currency contracts	—	211
Net realized (gain) loss on foreign currency transactions	—	(8)
Net change in unrealized (appreciation) depreciation on investments	(651)	(2,713)
Net change in unrealized (appreciation) depreciation on forward currency contracts	153	(147)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(206)	(76)
Proceeds from (fundings of) revolving loans, net	(1,334)	(108)
Fundings of investments	(82,498)	(154,259)
Proceeds from principal payments and sales of portfolio investments	20,662	2,080
Funding of settlements of forward currency contracts	—	(211)
Payment-in-kind interest capitalized	(1,468)	(1,108)
Non-cash dividends capitalized	(71)	(52)
Proceeds from non-cash dividends	84	—
Changes in operating assets and liabilities:
Interest receivable	36	(1,785)
Receivable for investments	2,499	(125)
Other assets	(4)	(5)
Payable for investments purchased	—	(319)
Management and income incentive fees payable	363	596
Accrued trustee fees	(3)	17
Accounts payable and other liabilities	(120)	479
Net cash provided by (used in) operating activities	(41,516)	(140,941)
Cash flows from financing activities
Borrowings on debt	35	—
Repayments of debt	(35)	—
Capital calls received in advance	—	2,251
Proceeds from issuance of common shares	67,309	150,610
Distributions paid	(22,336)	(13,882)
Net cash provided by (used in) financing activities	44,973	138,979
Net change in cash and cash equivalents and foreign currencies	3,457	(1,962)
Effect of foreign currency exchange rates	8	2
Cash and cash equivalents and foreign currencies, beginning of period	12,271	30,396
Cash and cash equivalents and foreign currencies, end of period	$15,736	$28,436
Supplemental disclosure of cash flow information:
Distributions declared for the period	$21,788	$16,933
Supplemental disclosure of non-cash operating and financing activity:
Change in distributions payable	$(548)	$3,051

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2025	September 30, 2024
Cash and cash equivalents	$15,568	$12,261
Foreign currencies (cost of $150 and $17, respectively)	168	10
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$15,736	$12,271
(1) See Note 2 for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(h)	10.82%	02/2029	$5,299	$5,202	1.4%	$5,352
PPW Aero Buyer, Inc.	One stop	P +	5.50%	(a)	13.00%	02/2029	9	8	—	9
PPW Aero Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)	02/2029	—	(2)	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.50%	(h)	9.80%	02/2029	180	179	0.1	181
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	9.30%	02/2029	50	50	—	50
							5,538	5,437	1.5	5,592
Air Freight & Logistics
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(h)	9.30%	11/2031	2,920	2,866	0.8	2,920
RJW Group Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)	11/2031	—	(2)	—	—
							2,920	2,864	0.8	2,920
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(i)	8.97%	11/2030	296	293	0.1	293
Arnott, LLC	One stop	SF +	4.75%	(i)	8.97%	11/2030	8	8	—	8
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	9.03%	01/2030	1,753	1,727	0.5	1,753
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)(i)	9.02%	01/2030	900	892	0.2	900
Collision SP Subco, LLC(5)	One stop	SF +	4.75%		N/A(6)	01/2030	—	(4)	—	—
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	9.03%	01/2030	11	11	—	11
Collision SP Subco, LLC(5)	One stop	SF +	4.75%		N/A(6)	01/2030	—	(1)	—	—
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)	04/2031	—	(4)	—	—
OEConnection, LLC	One stop	SF +	5.25%	(g)	9.58%	04/2031	4,402	4,365	1.2	4,402
OEConnection, LLC	One stop	SF +	5.25%	(g)	9.58%	04/2031	768	761	0.2	768
OEConnection, LLC	One stop	SF +	5.25%		N/A(6)	04/2031	—	—	—	—
							8,138	8,048	2.2	8,135
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	9.54%	06/2030	1,721	1,699	0.5	1,721
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	9.56%	06/2030	179	176	0.1	179
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.00%		N/A(6)	07/2029	—	(1)	—	—
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(h)	9.30%	07/2029	5,388	5,352	1.4	5,388
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	9.24%	07/2029	41	40	—	41
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(h)	9.30%	07/2029	72	72	—	72
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	9.08%	06/2031	6,256	6,211	1.7	6,233
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(4)	—	(2)
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	9.07%	06/2031	488	481	0.1	485
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%		N/A(6)	06/2031	—	—	—	—
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(h)	9.80%	12/2029	3,254	3,221	0.9	3,262
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(h)	9.80%	12/2029	136	128	—	136
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(h)	9.79%	12/2029	902	892	0.2	904
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(h)	9.28%	12/2029	1	—	—	1
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(h)	9.28%	12/2029	42	42	—	42
							18,480	18,309	4.9	18,462
Banks
Empyrean Solutions, LLC	One stop	SF +	4.50%	(h)	8.80%	11/2031	258	257	0.1	258
Empyrean Solutions, LLC	One stop	SF +	4.75%		N/A(6)	11/2031	—	—	—	—
Empyrean Solutions, LLC	One stop	SF +	4.75%		N/A(6)	11/2031	—	—	—	—
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(h)	9.03%	12/2029	710	704	0.2	707
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(h)	9.01%	12/2029	315	308	0.1	312
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(h)	9.03%	12/2029	72	71	—	71
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	4.75%		N/A(6)	12/2029	—	(2)	—	(2)
							1,355	1,338	0.4	1,346
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Financial Information Technologies, LLC(17)	One stop	N/A			14.00%	PIK	06/2031	$2,380	$2,339	0.6%	$2,451
Financial Information Technologies, LLC	One stop	SF +	5.25%	(h)	9.55%		06/2030	1,483	1,464	0.4	1,480
Financial Information Technologies, LLC	One stop	SF +	5.25%	(h)	9.55%		06/2030	622	616	0.2	620
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(2)	—	(1)
Financial Information Technologies, LLC	One stop	SF +	5.25%		N/A(6)		06/2030	—	—	—	—
Spindrift Beverage Co. Inc.	One stop	SF +	5.25%	(h)	9.53%		02/2032	16	13	—	16
Spindrift Beverage Co. Inc.(5)	One stop	SF +	5.25%		N/A(6)		02/2032	—	(1)	—	—
Spindrift Beverage Co. Inc.	One stop	SF +	5.25%	(h)	9.53%		02/2032	1,131	1,117	0.3	1,131
								5,632	5,546	1.5	5,697
Capital Markets
BlueMatrix Holdings, LLC	One stop	SF +	5.25%	(h)	9.55%		01/2031	2,579	2,561	0.7	2,579
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(3)	—	—
BlueMatrix Holdings, LLC	One stop	SF +	5.25%	(h)	9.55%		01/2031	281	275	0.1	281
BlueMatrix Holdings, LLC	One stop	SF +	5.25%	(h)	9.55%		01/2031	1,325	1,319	0.3	1,325
								4,185	4,152	1.1	4,185
Chemicals
AP Adhesives Holdings, LLC	One stop	SF +	4.75%		N/A(6)		04/2032	—	—	—	—
AP Adhesives Holdings, LLC	One stop	SF +	4.75%	(g)	9.07%		04/2031	2	2	—	2
AP Adhesives Holdings, LLC	One stop	SF +	4.75%	(h)	8.80%		04/2032	267	265	0.1	265
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	9.08%		03/2029	169	168	—	169
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	9.08%		03/2029	1	—	—	1
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	9.06%		03/2029	34	33	—	34
								473	468	0.1	471
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(h)	9.32%		10/2029	40	38	—	40
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(h)	9.28%		10/2029	4,096	4,030	1.1	4,096
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	9.27%		01/2031	3,248	3,218	0.9	3,248
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	9.29%		01/2031	639	629	0.2	639
CHA Vision Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)		01/2030	—	(2)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(h)	9.28%		09/2030	462	451	0.1	462
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)		09/2028	—	(1)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(h)	9.28%		09/2030	50	49	—	50
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	9.57%		04/2030	129	127	—	129
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	9.56%		04/2031	1,652	1,638	0.4	1,652
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	9.56%		04/2031	173	171	0.1	173
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	9.58%		04/2031	275	274	0.1	275
WRE Holding Corp.(5)	One stop	SF +	5.00%		N/A(6)		07/2030	—	(3)	—	—
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.22%		07/2031	2,617	2,595	0.7	2,617
WRE Holding Corp.	One stop	SF +	5.00%	(h)(i)	9.17%		07/2031	47	47	—	47
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.17%		07/2031	287	286	0.1	287
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.13%		07/2031	173	172	0.1	173
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.12%		07/2031	135	134	—	135
								14,023	13,853	3.8	14,023
Construction & Engineering
Consor Intermediate II, LLC	One stop	SF +	4.50%	(h)	8.80%		05/2031	2,891	2,879	0.8	2,891
Consor Intermediate II, LLC	One stop	SF +	4.50%	(h)	8.80%		05/2031	490	488	0.1	490
Consor Intermediate II, LLC(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(8)	—	—
DCCM, LLC	One stop	SF +	4.75%	(h)	9.07%		06/2032	238	236	—	237
DCCM, LLC	One stop	SF +	4.75%		N/A(6)		06/2032	—	—	—	—
DCCM, LLC(5)	One stop	SF +	4.75%		N/A(6)		06/2032	—	(1)	—	(1)
Royal Holdco Corporation	One stop	SF +	4.50%		N/A(6)		12/2030	—	—	—	—
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.83%		12/2030	11	10	—	11
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.81%				12/2030	$265	$262	0.1%	$265
										3,895	3,866	1.0	3,893
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.25%	(h)	9.55%				05/2030	2,000	1,975	0.5	1,880
Any Hour, LLC	One stop	SF +	5.25%	(h)	9.54%				05/2030	165	161	0.1	146
Any Hour, LLC	One stop	SF +	5.25%	(h)	9.55%				05/2030	57	53	—	53
Any Hour, LLC(17)	One stop	N/A			13.00%	PIK			05/2031	704	694	0.2	648
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.31%				10/2030	50	50	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.33%				10/2030	1,083	1,060	0.3	1,083
Apex Service Partners, LLC(5)	One stop	SF +	5.00%		N/A(6)				10/2029	—	(11)	—	—
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.33%				10/2030	4,550	4,448	1.2	4,550
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.28%				10/2030	50	49	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.31%				10/2030	21	20	—	21
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(h)	8.82%				05/2030	4,255	4,241	1.1	4,255
CHVAC Services Investment, LLC(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(3)	—	—
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(h)	8.80%				05/2030	1,107	1,095	0.3	1,107
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(h)	8.80%				05/2030	—	—	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.95%				07/2029	197	195	0.1	197
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.95%				07/2029	9	9	—	9
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.95%				07/2029	57	56	—	57
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	9.58%				06/2029	468	463	0.1	468
HS Spa Holdings, Inc.	One stop	P +	4.25%	(a)(g)	10.75%				06/2028	14	14	—	14
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	9.55%				06/2029	155	154	—	155
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	9.33%				05/2028	1,868	1,862	0.5	1,868
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	9.33%				05/2028	746	744	0.2	746
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
NSG Buyer, Inc.	One stop	SF +	5.00%	(h)	9.30%				11/2029	5,161	5,071	1.4	5,161
NSG Buyer, Inc.	One stop	SF +	5.00%	(h)	9.30%				11/2028	23	21	—	23
NSG Buyer, Inc.	One stop	SF +	5.00%		N/A(6)				11/2029	—	—	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(2)	—	—
Severin Acquisition, LLC(17)	One stop	SF +	5.00%	(g)	7.08%	cash/	2.25%	PIK	10/2031	2,222	2,203	0.6	2,200
Severin Acquisition, LLC	One stop	SF +	4.75%	(g)	9.08%				10/2031	120	118	—	118
Severin Acquisition, LLC(17)	One stop	SF +	5.00%	(g)	7.08%	cash/	2.25%	PIK	10/2031	61	59	—	56
Stellar Brands, LLC	Senior secured	SF +	4.50%	(i)	8.72%				02/2031	462	459	0.1	462
Stellar Brands, LLC	Senior secured	SF +	4.50%		N/A(6)				02/2031	—	—	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	9.42%				12/2030	3,606	3,578	1.0	3,606
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(4)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	9.48%				12/2030	1,010	991	0.3	1,010
										30,221	29,823	8.0	29,993
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop	SF +	4.50%		N/A(6)				06/2030	—	(3)	—	(3)
Baker Tilly Advisory Group, LP(5)	One stop	SF +	4.50%		N/A(6)				06/2031	—	—	—	(1)
Baker Tilly Advisory Group, LP	One stop	SF +	4.75%	(g)	9.08%				06/2031	1,280	1,265	0.4	1,283
Baker Tilly Advisory Group, LP	One stop	SF +	4.50%	(g)	8.83%				06/2031	219	218	0.1	217
Equity Methods, LLC	One stop	SF +	4.75%	(h)	9.05%				04/2032	907	903	0.2	903
Equity Methods, LLC(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(1)	—	(1)
Equity Methods, LLC(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(1)	—	(1)
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.50%	(g)	8.83%				11/2028	874	869	0.2	865
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(g)	9.08%				11/2028	250	248	0.1	248
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Wealth Enhancement Group, LLC	One stop	SF +	5.00%		N/A(6)				10/2028	$—	$—	—%	$—
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(h)	9.28%				10/2028	159	159	—	159
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(h)	9.28%				10/2028	221	220	0.1	221
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(g)(h)	9.31%				10/2028	42	41	—	42
										3,952	3,918	1.1	3,932
Electric Utilities
Smart Energy Systems, Inc.(17)	One stop	SF +	7.50%	(i)	7.88%	cash/	3.75%	PIK	01/2030	44	44	—	42
Smart Energy Systems, Inc.(17)	One stop	SF +	7.50%	(h)(i)	8.01%	cash/	3.75%	PIK	01/2030	400	392	0.1	392
										444	436	0.1	434
Electrical Equipment
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(a)(h)	9.05%				12/2030	129	127	—	129
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(g)	9.06%				12/2030	2	1	—	2
Wildcat TopCo, Inc.	One stop	SF +	4.75%	(h)	9.05%				11/2031	1,458	1,444	0.4	1,458
Wildcat TopCo, Inc.	One stop	P +	3.75%	(a)	11.25%				11/2031	21	19	—	21
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(1)	—	—
										1,610	1,590	0.4	1,610
Electronic Equipment, Instruments & Components
CST Holding Company	One stop	SF +	5.00%	(g)	9.43%				11/2028	1,554	1,504	0.4	1,554
CST Holding Company(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(2)	—	—
										1,554	1,502	0.4	1,554
Food Products
Blast Bidco Inc.	One stop	SF +	6.00%	(h)	10.30%				10/2030	3,861	3,818	1.0	3,861
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(5)	—	—
Eagle Family Foods Group, LLC	One stop	SF +	5.00%	(h)(i)	9.01%				08/2030	804	797	0.2	804
Eagle Family Foods Group, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(1)	—	—
Zullas, L.C.	One stop	SF +	4.75%		N/A(6)				06/2031	—	—	—	—
Zullas, L.C.	One stop	SF +	4.75%	(h)	9.07%				06/2031	176	175	0.1	175
Zullas, L.C.(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	(1)
										4,841	4,783	1.3	4,839
Healthcare Equipment & Supplies
Belmont Instrument, LLC	One stop	SF +	5.25%	(h)	9.55%				08/2028	1,273	1,256	0.4	1,273
Belmont Instrument, LLC(5)	One stop	SF +	5.25%		N/A(6)				08/2028	—	(1)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.83%				06/2031	2,671	2,648	0.7	2,671
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.81%				05/2030	18	15	—	18
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.80%				06/2031	517	508	0.1	517
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(g)	8.83%				12/2029	398	398	0.1	398
TIDI Legacy Products, Inc.	One stop	SF +	4.50%		N/A(6)				12/2029	—	—	—	—
TIDI Legacy Products, Inc.	One stop	SF +	5.00%		N/A(6)				12/2029	—	—	—	—
YI, LLC	One stop	SF +	5.75%	(g)	10.06%				12/2029	1,552	1,528	0.4	1,536
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(4)	—	(3)
										6,429	6,348	1.7	6,410
Healthcare Providers & Services
Bamboo US Bidco LLC(7)(8)	One stop	E +	5.25%	(c)	7.44%				09/2030	362	317	0.1	362
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)	9.58%				09/2030	8	8	—	8
Bamboo US Bidco LLC	One stop	SF +	5.25%		N/A(6)				09/2030	—	—	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)	9.53%				09/2030	76	75	—	76
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)				10/2029	—	(2)	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)	9.53%				09/2030	494	484	0.1	494
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	5.00%	(h)	9.29%				11/2030	231	230	0.1	231
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	5.00%		N/A(6)				11/2030	—	—	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop	SF +	5.00%		N/A(6)				11/2030	—	(1)	—	—
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	5.00%	(h)	9.29%				11/2030	1,239	1,232	0.4	1,239
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
BHG Holdings, LLC	One stop	SF +	5.50%	(g)	9.83%				04/2032	$1,916	$1,899	0.5%	$1,899
BHG Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				04/2032	—	(2)	—	(2)
BHG Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				04/2032	—	(5)	—	(5)
Community Care Partners, LLC	One stop	SF +	6.00%	(g)	10.44%				06/2026	141	141	—	141
LOV Acquisition LLC	Senior secured	SF +	4.25%	(g)	8.58%				11/2031	1,581	1,573	0.4	1,581
LOV Acquisition LLC(5)	Senior secured	SF +	4.25%		N/A(6)				11/2031	—	(1)	—	—
Premise Health Holding Corp.	One stop	SF +	5.25%	(h)	9.55%				03/2031	4,957	4,897	1.3	4,957
Premise Health Holding Corp.	One stop	SF +	5.25%	(g)	9.57%				03/2030	39	32	—	39
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	10.08%				08/2029	3,724	3,685	1.0	3,724
PPV Intermediate Holdings, LLC(17)	One stop	N/A			14.75%	PIK			08/2030	1,795	1,765	0.5	1,826
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	532	526	0.2	532
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	123	122	—	123
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	23	22	—	23
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	22	21	—	22
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(3)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(h)	9.58%				08/2029	157	155	0.1	157
										17,420	17,170	4.7	17,427
Healthcare Technology
Amberfield Acquisition Co.(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(1)	—	—
Amberfield Acquisition Co.	One stop	SF +	5.50%	(h)	9.80%				05/2030	2,030	2,013	0.6	2,030
Amberfield Acquisition Co.	One stop	SF +	5.50%	(h)	9.80%				05/2030	50	48	—	50
Color Intermediate, LLC	Senior secured	SF +	4.75%	(h)	9.15%				10/2029	718	710	0.2	711
Crow River Buyer, Inc.	One stop	SF +	6.00%	(h)	10.28%				01/2029	258	255	0.1	258
Crow River Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Crow River Buyer, Inc.	One stop	SF +	6.00%	(g)	10.32%				01/2029	547	543	0.1	547
GHX Ultimate Parent Corporation	One stop	SF +	4.75%	(h)	9.05%				12/2031	3,109	3,080	0.8	3,109
GHX Ultimate Parent Corporation(5)	One stop	SF +	4.75%		N/A(6)				12/2031	—	(3)	—	—
Kona Buyer, LLC	One stop	SF +	7.00%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.78%				07/2031	233	231	0.1	232
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.78%				07/2031	14	14	—	14
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.80%				07/2031	4	4	—	4
Kona Buyer, LLC(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(1)
Kona Buyer, LLC(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(1)
Kona Buyer, LLC	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	—
Modernizing Medicine, Inc.(17)	One stop	SF +	5.25%	(h)	6.80%	cash/	2.75%	PIK	04/2032	3,446	3,412	0.9	3,411
Modernizing Medicine, Inc.(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(3)	—	(3)
Neptune Holdings, Inc.	One stop	SF +	4.50%	(h)	8.80%				09/2030	1,426	1,404	0.4	1,426
Neptune Holdings, Inc.	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.(17)	One stop	SF +	4.95%	(g)	6.83%	cash/	2.45%	PIK	08/2031	3,020	2,994	0.8	3,020
Netsmart Technologies, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(4)	—	—
Netsmart Technologies, Inc.(5)	One stop	SF +	6.95%		N/A(6)				08/2031	—	(2)	—	—
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	10.05%				05/2029	258	254	0.1	247
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	10.05%				05/2028	29	29	—	28
Plasma Buyer LLC	One stop	SF +	6.25%	(h)	10.55%				05/2029	10	10	—	9
										15,152	14,987	4.1	15,091
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.38%				08/2028	28	28	—	28
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)(i)	10.43%				08/2028	63	63	—	63
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.45%				08/2028	102	95	—	102
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)(i)	10.47%				08/2028	$558	$555	0.2%	$558
Crumbl Enterprises, LLC	One stop	SF +	4.50%	(h)	8.83%				05/2032	2,148	2,138	0.6	2,138
Crumbl Enterprises, LLC	One stop	SF +	4.50%	(h)	8.83%				05/2032	28	27	—	27
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	1,406	1,390	0.4	1,406
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	48	47	—	48
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	21	20	—	21
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	212	210	0.1	212
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	98	97	—	98
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	21	19	—	21
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.04%				10/2028	240	239	0.1	240
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	115	114	—	115
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.05%				10/2028	61	60	—	61
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(h)	10.32%				11/2029	660	652	0.2	660
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(9)	—	—
Health Buyer, LLC	Senior secured	SF +	5.25%	(h)	9.55%				04/2029	125	124	—	125
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	9.80%				04/2029	64	63	—	64
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	9.80%				04/2029	32	32	—	32
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	9.80%				04/2029	29	29	—	29
PB Group Holdings, LLC(17)	One stop	SF +	5.50%	(g)	7.08%	cash/	2.75%	PIK	08/2030	2,330	2,321	0.6	2,330
PB Group Holdings, LLC	One stop	SF +	5.00%	(g)	9.33%				08/2030	32	31	—	32
QSR Acquisition Co.	One stop	SF +	4.25%	(h)	8.57%				06/2032	3,372	3,359	0.9	3,359
QSR Acquisition Co.(5)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(1)	—	(1)
QSR Acquisition Co.(5)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(3)	—	(3)
SDC Holdco, LLC	One stop	SF +	4.75%	(h)	9.05%				06/2031	3,446	3,431	0.9	3,446
SDC Holdco, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	—
SDC Holdco, LLC(17)	Second lien	SF +	8.50%	(h)	12.80%	PIK			06/2032	799	794	0.2	799
Super REGO, LLC(17)	Subordinated debt	N/A			15.00%	PIK			03/2030	36	35	—	36
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	9.05%				10/2027	1,612	1,601	0.5	1,612
YE Brands Holding, LLC	One stop	SF +	4.75%		N/A(6)				10/2027	—	—	—	—
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	9.05%				10/2027	218	216	0.1	218
										17,904	17,776	4.8	17,876
Household Products
WU Holdco, Inc.	One stop	SF +	4.75%	(h)	9.05%				04/2032	423	421	0.1	421
WU Holdco, Inc.	One stop	SF +	4.75%		N/A(6)				04/2032	—	—	—	—
WU Holdco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	—	—	(1)
										423	421	0.1	420
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	9.05%				07/2029	236	233	0.1	236
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(a)(h)	9.42%				07/2029	4	4	—	4
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	9.05%				07/2029	60	59	—	60
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	9.05%				07/2029	31	31	—	31
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	9.05%				07/2029	37	36	—	37
Essential Services Holdings Corporation	One stop	SF +	5.00%	(h)	9.28%				06/2031	2,500	2,479	0.7	2,475
Essential Services Holdings Corporation	One stop	SF +	5.00%	(h)	9.33%				06/2030	37	34	—	34
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(2)	—	(5)
Excelitas Technologies Corp.	One stop	SF +	5.25%	(g)	9.58%				08/2029	643	635	0.2	643
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.25%	(b)	7.18%				08/2029	129	112	—	129
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(26)	—	—
										3,677	3,595	1.0	3,644
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Bellwether Buyer, LLC	One stop	SF +	4.50%		N/A(6)				04/2032	$—	$—	—%	$—
Bellwether Buyer, LLC	One stop	SF +	4.50%	(g)	8.81%				04/2032	231	230	0.1	231
Bellwether Buyer, LLC	One stop	SF +	4.50%		N/A(6)				04/2032	—	—	—	—
Captive Resources Midco, LLC	One stop	SF +	4.50%	(g)	8.83%				07/2029	4,499	4,456	1.2	4,499
Captive Resources Midco, LLC(5)	One stop	SF +	4.50%		N/A(6)				07/2028	—	(1)	—	—
Disco Parent, Inc.	One stop	SF +	7.00%	(h)	11.33%				03/2029	457	450	0.1	457
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	9.55%				12/2030	2,568	2,548	0.7	2,568
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	9.55%				12/2029	67	63	—	67
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	9.55%				12/2030	2,419	2,400	0.7	2,419
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)				12/2030	—	—	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	4.75%	(g)	9.08%				07/2030	498	491	0.1	498
Integrated Specialty Coverages, LLC	One stop	SF +	4.75%		N/A(6)				07/2029	—	—	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	4.75%		N/A(6)				07/2030	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(h)	9.33%				08/2028	2,634	2,614	0.7	2,634
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%		N/A(6)				08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%		N/A(6)				08/2028	—	—	—	—
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(g)	10.06%				11/2029	1,671	1,659	0.5	1,676
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(g)	10.06%				11/2029	19	17	—	19
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(g)	10.06%				11/2029	695	689	0.2	697
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(2)	—	(4)
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	4.75%	(h)	9.05%				05/2030	4,237	4,190	1.1	4,237
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				05/2030	—	(3)	—	—
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%		N/A(6)				06/2032	—	—	—	—
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(h)	8.80%				06/2032	120	118	—	119
World Insurance Associates, LLC(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(1)	—	—
World Insurance Associates, LLC	One stop	SF +	5.00%		N/A(6)				04/2030	—	—	—	—
										20,115	19,916	5.4	20,117
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	7.40%	cash/	3.63%	PIK	05/2028	220	219	0.1	218
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	7.40%	cash/	3.63%	PIK	05/2028	120	119	—	119
Critical Start, Inc.	One stop	SF +	6.25%	(a)(h)	11.41%				05/2028	22	22	—	22
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	9.03%	PIK			07/2029	958	821	0.3	910
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	9.03%	PIK			07/2029	89	80	—	82
Goldcup 31018 AB(7)(8)(11)	One stop	E +	6.25%	(d)	8.58%				01/2029	79	69	—	74
Netwrix Corporation	One stop	SF +	4.75%	(h)	9.08%				06/2029	4,840	4,819	1.3	4,840
Netwrix Corporation(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.75%	(h)	9.08%				06/2029	9	7	—	9
Netwrix Corporation	One stop	SF +	4.75%	(h)	9.08%				06/2029	37	37	—	37
PDQ Intermediate, Inc.(17)	Subordinated debt	N/A			13.75%	PIK			10/2031	63	62	—	63
ReliaQuest Holdings, LLC(17)	One stop	SF +	6.00%	(h)	7.03%	cash/	3.25%	PIK	04/2031	5,900	5,862	1.6	5,870
ReliaQuest Holdings, LLC(17)	One stop	SF +	6.00%	(h)	7.03%	cash/	3.25%	PIK	04/2031	50	50	—	50
ReliaQuest Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				04/2031	—	(2)	—	(1)
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				04/2031	—	(3)	—	(2)
WPEngine, Inc.	One stop	SF +	5.75%	(h)	10.07%				08/2029	244	241	0.1	244
WPEngine, Inc.	One stop	SF +	5.75%		N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.83%				07/2027	296	296	0.1	296
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.83%				07/2027	118	116	—	118
										13,045	12,814	3.5	12,949
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Crunch Holdings, LLC	One stop	SF +	4.75%	(g)	9.06%				09/2031	$3,529	$3,521	0.9%	$3,521
Crunch Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(1)	—	(1)
Movement Holdings, LLC(7)(9)	One stop	SF +	5.25%	(g)	9.58%				03/2030	1,789	1,775	0.5	1,789
Movement Holdings, LLC(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(2)	—	—
Movement Holdings, LLC(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(10)	—	—
										5,318	5,283	1.4	5,309
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	9.26%				11/2029	4,218	4,138	1.1	4,218
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(13)	—	—
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	9.26%				11/2029	720	713	0.2	720
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	—
Graphpad Software, LLC	One stop	P +	3.75%	(a)	11.25%				06/2031	1,911	1,903	0.5	1,911
Graphpad Software, LLC	One stop	P +	3.75%	(a)	11.25%				06/2031	48	46	—	48
										6,897	6,785	1.8	6,897
Machinery
AI Titan Parent, Inc.	One stop	SF +	4.50%	(g)	8.83%				08/2031	655	649	0.2	655
AI Titan Parent, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(1)	—	—
AI Titan Parent, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(1)	—	—
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	9.80%				12/2030	4,341	4,307	1.2	4,341
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	9.80%				12/2030	481	474	0.1	481
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(g)(h)	9.80%				12/2029	291	287	0.1	291
										5,768	5,715	1.6	5,768
Media
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(2)	—	—
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	9.05%				06/2030	1,752	1,741	0.5	1,752
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(5)	—	—
Shout! Factory, LLC	One stop	SF +	5.25%	(h)	9.55%				06/2031	580	576	0.1	571
Shout! Factory, LLC(5)	One stop	SF +	5.25%		N/A(6)				06/2031	—	(1)	—	(1)
										2,332	2,309	0.6	2,322
Oil, Gas & Consumable Fuels
Envernus, Inc.	One stop	SF +	5.50%	(g)	9.83%				12/2029	2,997	2,964	0.8	2,997
Envernus, Inc.	One stop	SF +	5.50%	(g)	9.82%				12/2029	17	15	—	17
Envernus, Inc.	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
										3,014	2,979	0.8	3,014
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(h)	9.30%				05/2029	775	766	0.2	775
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(h)	9.30%				05/2029	118	117	—	118
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(g)	9.32%				05/2029	16	15	—	16
Creek Parent, Inc.	One stop	SF +	5.25%	(g)	9.57%				12/2031	3,270	3,218	0.9	3,270
Creek Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2031	—	(7)	—	—
										4,179	4,109	1.1	4,179
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(h)	10.55%				05/2029	291	288	0.1	291
ALKU Intermediate Holdings, LLC	One stop	SF +	5.50%	(h)	9.80%				05/2029	32	32	—	32
bswift, LLC	One stop	SF +	4.75%	(g)	9.06%				11/2028	323	317	0.1	323
bswift, LLC	One stop	SF +	4.75%	(g)	9.07%				11/2028	1,236	1,230	0.3	1,236
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.33%				09/2028	222	220	0.1	222
DISA Holdings Corp.(17)	Subordinated debt	SF +	8.50%	(h)	10.82%	cash/	2.00%	PIK	03/2029	52	51	—	52
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.33%				09/2028	25	25	—	25
DISA Holdings Corp.	One stop	SF +	5.00%	(h)	9.33%				09/2028	31	31	—	31
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.33%				09/2028	25	24	—	25
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.33%				09/2028	365	361	0.1	365
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.30%				09/2028	$268	$265	0.1%	$268
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(4)	—	—
Eclipse Buyer, Inc.	One stop	SF +	4.75%	(g)	9.06%				09/2031	890	882	0.2	890
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(1)	—	—
Varicent Intermediate Holdings Corporation(7)(10)(17)	One stop	SF +	5.75%	(h)	6.93%	cash/	3.13%	PIK	08/2031	2,931	2,894	0.8	2,931
Varicent Intermediate Holdings Corporation(5)(7)(10)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(5)	—	—
Varicent Intermediate Holdings Corporation(5)(7)(10)	One stop	SF +	5.75%		N/A(6)				08/2031	—	(4)	—	—
										6,691	6,606	1.8	6,691
Software
Anaplan, Inc.	One stop	SF +	4.50%	(h)	8.83%				06/2029	9,311	9,258	2.5	9,311
Anaplan, Inc.	One stop	SF +	4.50%		N/A(6)				06/2028	—	—	—	—
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(e)	9.22%				06/2029	702	614	0.2	702
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(e)	9.22%				06/2029	366	311	0.1	366
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	9.30%				07/2030	1,075	1,055	0.3	1,075
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	9.30%				07/2030	68	68	—	68
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	9.30%				07/2030	70	70	—	70
Artifact Bidco, Inc.	One stop	SF +	4.25%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.25%	(h)	8.55%				05/2031	331	328	0.1	331
Artifact Bidco, Inc.	One stop	SF +	4.25%		N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.25%		N/A(6)				05/2030	—	—	—	—
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(g)	10.33%				03/2031	625	618	0.2	625
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(g)	10.33%				03/2031	1,421	1,403	0.4	1,421
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				03/2031	—	(3)	—	—
Baxter Planning Systems, LLC(17)	One stop	SF +	6.25%	(h)	7.16%	cash/	3.38%	PIK	05/2031	925	920	0.2	925
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(1)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(1)	—	—
BestPass, Inc.	One stop	SF +	4.75%	(g)	9.08%				08/2031	3,027	3,014	0.8	3,027
BestPass, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(1)	—	—
BestPass, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(2)	—	—
Bloomerang, LLC	One stop	SF +	6.00%	(h)	10.30%				12/2029	2,477	2,459	0.7	2,477
Bloomerang, LLC	One stop	SF +	6.00%	(h)	10.32%				12/2029	139	134	—	139
Bloomerang, LLC	One stop	SF +	6.00%	(h)	10.30%				12/2029	248	242	0.1	248
CB Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(3)	—	—
CB Buyer, Inc.	One stop	SF +	5.25%	(h)	9.55%				07/2031	2,877	2,854	0.8	2,877
CB Buyer, Inc.	One stop	SF +	5.25%	(h)	9.55%				07/2031	87	84	—	87
Coupa Holdings, LLC	One stop	SF +	5.25%	(h)	9.53%				02/2030	2,145	2,105	0.6	2,145
Coupa Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				02/2030	—	(2)	—	—
Crewline Buyer, Inc.	One stop	SF +	6.75%	(g)	11.08%				11/2030	6,213	6,142	1.7	6,213
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(7)	—	—
Einstein Parent, Inc.	One stop	SF +	6.50%	(h)	10.77%				01/2031	2,738	2,687	0.7	2,710
Einstein Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(5)	—	(3)
Espresso Bidco, Inc.(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(2)	—	—
Espresso Bidco, Inc.(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(1)	—	—
Espresso Bidco, Inc.(17)	One stop	SF +	5.75%	(h)	7.17%	cash/	2.88%	PIK	03/2032	808	796	0.2	808
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	9.05%				09/2030	2,995	2,926	0.8	2,995
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(7)	—	—
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	9.05%				09/2030	277	275	0.1	277
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.80%	cash/	4.13%	PIK	07/2029	2,052	2,031	0.5	2,052
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.80%	cash/	4.13%	PIK	07/2029	1,341	1,326	0.4	1,341
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.80%	cash/	4.13%	PIK	07/2029	246	244	0.1	246
GTY Technology Holdings, Inc.	One stop	SF +	6.00%	(a)(h)	10.96%				07/2029	50	48	—	50
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.82%	cash/	4.13%	PIK	07/2029	611	599	0.2	611
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.76%	cash/	4.13%	PIK	07/2029	$261	$259	0.1%	$261
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.82%	cash/	4.13%	PIK	07/2029	51	50	—	51
Gurobi Optimization, LLC(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(2)	—	—
Gurobi Optimization, LLC	One stop	SF +	4.50%	(h)	8.80%				09/2031	3,150	3,122	0.8	3,150
Hyland Software, Inc.	One stop	SF +	5.00%	(g)	9.33%				09/2030	7,174	7,094	1.9	7,174
Hyland Software, Inc.(5)	One stop	SF +	5.00%		N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.	One stop	SF +	5.75%	(h)	10.03%				01/2030	3,968	3,908	1.1	3,968
Icefall Parent, Inc.(5)	One stop	SF +	5.75%		N/A(6)				01/2030	—	(6)	—	—
ICIMS, Inc.(17)	One stop	SF +	5.75%	(h)	10.03%				08/2028	3,316	3,288	0.8	3,151
ICIMS, Inc.	One stop	SF +	5.75%	(h)	10.03%				08/2028	15	14	—	10
IQN Holding Corp. (17)	One stop	SF +	5.75%	(h)	6.96%	cash/	3.13%	PIK	05/2029	792	787	0.2	788
IQN Holding Corp.	One stop	SF +	5.25%	(h)	9.58%				05/2028	44	43	—	43
IQN Holding Corp. (17)	One stop	SF +	5.75%	(h)	6.93%	cash/	3.13%	PIK	05/2029	186	184	—	185
IQN Holding Corp.	One stop	SF +	5.75%		N/A(6)				05/2029	—	—	—	—
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(i)	7.67%	cash/	3.50%	PIK	07/2028	788	785	0.2	788
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(d)	2.04%	cash/	7.25%	PIK	07/2028	490	435	0.1	490
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(i)	7.67%	cash/	3.50%	PIK	07/2028	200	200	0.1	200
Island Bidco AB(7)(11)	One stop	SF +	6.50%	(i)	10.77%				07/2028	17	17	—	17
Island Bidco AB(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
LogicMonitor, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(2)	—	—
LogicMonitor, Inc.	One stop	SF +	5.50%	(h)	9.78%				11/2031	3,333	3,314	0.9	3,333
Navex TopCo, Inc.	One stop	SF +	5.25%	(g)	9.57%				11/2030	5,804	5,716	1.5	5,804
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(7)	—	—
Onit, Inc.	One stop	SF +	4.75%	(h)	9.03%				01/2032	252	250	0.1	252
Onit, Inc.	One stop	SF +	4.75%		N/A(6)				01/2032	—	—	—	—
Onit, Inc.(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(1)	—	—
Panzura, LLC(17)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	64	61	—	58
PING Identity Holding Corp.	One stop	SF +	4.75%	(h)	9.05%				10/2029	637	630	0.2	637
PING Identity Holding Corp.(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.58%				06/2029	2,638	2,623	0.7	2,638
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.56%				06/2029	2,276	2,263	0.6	2,276
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.58%				06/2029	57	56	—	57
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.58%				06/2029	20	20	—	20
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(e)	7.72%	cash/	2.55%	PIK	07/2029	808	680	0.2	804
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	6.05%	(f)	7.79%	cash/	2.55%	PIK	07/2029	139	138	—	138
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(e)	7.72%	cash/	2.55%	PIK	07/2029	59	50	—	59
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(g)	10.43%				07/2028	552	545	0.1	552
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(5)	—	(7)
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(g)	9.33%				05/2031	5,853	5,810	1.6	5,795
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(g)	9.33%				05/2031	147	140	—	137
Tricentis Operations Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(2)	—	—
Tricentis Operations Holdings, Inc.(17)	One stop	SF +	6.25%	(h)	5.68%	cash/	4.88%	PIK	02/2032	2,867	2,854	0.8	2,867
Tricentis Operations Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(3)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Viper Bidco, Inc.(7)(8)	One stop	SN +	5.00%	(e)	9.22%				11/2031	$294	$268	0.1%	$294
Viper Bidco, Inc.	One stop	SF +	5.00%	(h)	9.30%				11/2031	584	582	0.2	584
Viper Bidco, Inc.	One stop	SF +	5.00%		N/A(6)				11/2031	—	—	—	—
Viper Bidco, Inc.	One stop	SF +	5.00%		N/A(6)				11/2031	—	—	—	—
Zendesk, Inc.	One stop	SF +	5.00%	(h)	9.32%				11/2028	310	308	0.1	310
Zendesk, Inc.	One stop	SF +	5.00%		N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.	One stop	SF +	5.00%	(h)	9.32%				11/2028	4,033	3,989	1.1	4,033
										94,404	93,027	25.2	94,111
Specialty Retail
Biscuit Parent, LLC	One stop	SF +	4.75%	(h)	9.05%				02/2031	3,353	3,331	0.9	3,353
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(6)	—	—
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(1)	—	—
Cavender Stores L.P.	Senior secured	SF +	5.00%	(h)	9.30%				10/2029	6,094	6,051	1.6	6,094
CVP Holdco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(2)	—	—
CVP Holdco, Inc.	One stop	SF +	4.75%	(g)	9.08%				06/2031	2,734	2,710	0.7	2,734
CVP Holdco, Inc.	One stop	SF +	4.75%	(g)	9.07%				06/2031	149	146	0.1	149
PetVet Care Centers LLC	One stop	SF +	6.00%	(g)	10.33%				11/2030	2,350	2,314	0.6	2,209
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(5)	—	(19)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(2)	—	—
Radiance Borrower, LLC	One stop	SF +	5.25%	(g)	9.58%				06/2031	32	30	—	32
Radiance Borrower, LLC(17)	One stop	SF +	5.75%	(g)	7.33%	cash/	2.75%	PIK	06/2031	3,442	3,421	0.9	3,442
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	2,497	2,479	0.7	2,509
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	167	166	0.1	168
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	163	162	0.1	164
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	129	128	—	130
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.30%	PIK			09/2029	39	38	—	39
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	54	53	—	54
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	43	42	—	43
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	41	41	—	41
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	38	37	—	38
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	238	236	0.1	239
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.30%	PIK			09/2029	151	150	—	152
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	299	296	0.1	301
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	74	73	—	74
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.30%	PIK			09/2029	80	80	—	81
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	50	50	—	50
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.30%	PIK			09/2029	8	7	—	8
Salon Lofts Group, LLC(5)(17)	Second lien	SF +	9.00%		N/A(6)				09/2029	—	(4)	—	6
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	257	255	0.1	258
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.30%	PIK			09/2029	29	29	—	29
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	81	80	—	81
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.30%	PIK			09/2029	147	146	0.1	149
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(h)	9.55%				08/2028	103	102	—	103
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				08/2028	—	(1)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.05%				08/2028	117	116	—	117
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.30%	PIK			09/2029	332	329	0.1	336
										23,291	23,077	6.2	23,164
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				02/2032	—	(2)	—	—
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	9.33%				02/2032	2,785	2,769	0.7	2,785
LDS Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				02/2032	—	(3)	—	—
										2,785	2,764	0.7	2,785
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Water Utilities
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(g)(i)	9.05%	07/2031	$277	$275	0.1%	$277
Vessco Midco Holdings, LLC	One stop	SF +	4.75%		N/A(6)	07/2031	—	—	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(g)(i)	9.04%	07/2031	36	36	—	36
							313	311	0.1	313

Total debt investments							356,418	351,925	95.2	355,573

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		02/2023	N/A	15	$146	—%	$95

Air Freight & Logistics
RJW Group Holdings, Inc.	LP units	N/A	N/A		11/2024	N/A	275	275	0.1	297

Auto Components
Arnott, LLC	LP units	N/A	N/A		12/2024	N/A	—	22	—	22

Automobiles
CAP-KSI Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	140	—	—	27
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	140	140	—	152
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		07/2022	N/A	—	44	—	83
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	751	751	0.3	944
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		06/2024	N/A	149	149	0.1	179
Yorkshire Parent, Inc.	LP units	N/A	N/A		12/2023	N/A	—	24	—	26
								1,108	0.4	1,411
Beverages
Spindrift Beverage Co. Inc.	LP units	N/A	N/A		02/2025	N/A	—	482	0.1	528

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP units	N/A	N/A		01/2024	N/A	—	20	—	24

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A		05/2024	N/A	23	59	—	98
DP Flores Holdings, LLC	LLC units	N/A	N/A		09/2022	N/A	50	40	—	79
HS Spa Holdings, Inc.	Common stock	N/A	N/A		05/2022	N/A	33	33	—	29
NSG Buyer, Inc. (7)	LP units	N/A	N/A		11/2022	N/A	—	397	0.2	556
Virginia Green Acquisition, LLC	LP units	N/A	N/A		12/2023	N/A	18	18	—	20
								547	0.2	782
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A		01/2025	N/A	1	6	—	24

Electrical Equipment
Wildcat TopCo, Inc.	LP units	N/A	N/A		12/2024	N/A	32	32	—	35

Food Products
Zullas, L.C.	LP units	N/A	N/A		06/2025	N/A	—	68	—	68

Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A		05/2024	N/A	100	100	—	101
Modernizing Medicine, Inc.(16)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	—	50	—	49
								150	—	150
Hotels, Restaurants & Leisure
PB Group Holdings, LLC	LP units	N/A	N/A		08/2024	N/A	24	55	—	66

Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A		11/2023	N/A	1	18	—	23

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Critical Start, Inc.	Common stock	N/A			N/A		05/2022	N/A	17	$17	—%	$8
Netwrix Corporation	LLC units	N/A			N/A		06/2022	N/A	4	9	—	12
										26	—	20
Leisure Products
Movement Holdings, LLC(7)(9)	LLC units	N/A			N/A		03/2024	N/A	—	107	—	77

Life Sciences Tools & Services
Celerion Buyer, Inc.(16)	LP units	N/A			N/A		11/2022	N/A	186	156	0.1	127
Celerion Buyer, Inc.	LP units	N/A			N/A		11/2022	N/A	186	—	0.1	444
										156	0.2	571
Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	212	212	0.1	230

Professional Services
Eclipse Buyer, Inc.(16)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	54	—	55

Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	364	364	0.2	567
CB Buyer, Inc.	LP units	N/A			N/A		07/2024	N/A	56	56	—	38
Cynet Security Ltd.(7)(12)	Preferred stock	N/A			N/A		08/2022	N/A	9	31	—	44
Energy Worldnet, LLC(16)	LLC units	N/A			N/A		02/2025	N/A	50	52	—	52
GTY Technology Holdings, Inc.	LP units	N/A			N/A		07/2022	N/A	28	28	—	65
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	44	—	48
Kaseya Inc.(16)	Preferred stock	SF +	10.75%	(h)	14.92%	Non-Cash	06/2022	N/A	—	311	0.1	322
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	20	20	—	23
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	0.1	266
Menlo Ridgeview Co-Invest, LLC	LLC interest	N/A			N/A		05/2025	N/A	43	44	—	44
Onit, Inc.	Warrant	N/A			N/A		02/2023	N/A	—	6	—	8
Panzura, LLC	LLC units	N/A			N/A		03/2025	N/A	1	4	—	—
StrongDM, Inc.	Preferred stock	N/A			N/A		05/2025	N/A	20	105	0.1	105
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	5
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	67	291	0.1	283
Tricentis Operations Holdings, Inc.	LP interest	N/A			N/A		02/2025	N/A	40	40	—	42
Zendesk, Inc.	LP units	N/A			N/A		11/2022	N/A	9	91	—	90
										1,745	0.6	2,002
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A			N/A		08/2022	N/A	—	66	—	50

Total equity investments										5,295	1.7	6,530

Total investments										357,220	96.9	362,103

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					4.16%	(18)				$11,799	3.2%	$11,799
Total money market funds										11,799	3.2	11,799
Total investments and money market funds										$369,019	100.1%	$373,902
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Sterling Overnight Index Average (“SONIA” or “SN”), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2025, as the loan could have priced or repriced based on an index rate prior to June 30, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of June 30, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.93% as of June 30, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 1.94% as of June 30, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.04% as of June 30, 2025.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.22% as of June 30, 2025.
(f) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.45% as of June 30, 2025.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.32% as of June 30, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 4.29% as of June 30, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 4.15% as of June 30, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2025.
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
(6)The entire commitment was unfunded as of June 30, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, total non-qualifying assets at fair value represented 3.2% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(17)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2025.
(18)The rate shown is the annualized seven-day yield as of June 30, 2025.

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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and nine months ended June 30, 2025, the Company received Loan Origination Fees that were capitalized of $171 and $857, respectively. For the three and nine months ended June 30, 2024, the Company received Loan Origination Fees that were capitalized of $759 and $2,389, respectively. For the three and nine months ended June 30, 2025, interest income included $236 and $804, respectively, of Discount Amortization. For the three and nine months ended June 30, 2024, interest income included $166 and $432, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2025, investment income included $547 and $1,492, respectively, of PIK interest and the Company capitalized PIK interest of $534 and $1,468, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2024, investment income included $362 and $1,090, respectively, of PIK interest and the Company capitalized PIK interest of $335 and $1,108, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three months ended June 30, 2025, fee income included no non-recurring prepayment premiums. For the nine months ended June 30, 2025, fee income included $8 of non-recurring prepayment premiums. For both the three and nine months ended June 30, 2024, fee income included $1 non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three and nine months ended June 30, 2025, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $8,700 and $24,043, respectively. For the three and nine months ended June 30, 2024, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $5,237 and $14,295, respectively.

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

For the three and nine months ended June 30, 2025, the Company recognized PIK and non-cash dividend income of $14 and $71, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2024, the Company recognized PIK and non-cash dividend income of $19 and $52, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended June 30, 2025, the Company did not record any cash payments of accrued and capitalized preferred dividends. For the nine months ended June 30, 2025 the Company received $84 of cash payments of accrued and capitalized preferred dividends. For the three and nine months ended June 30, 2024, the Company received no cash payments of accrued and capitalized preferred dividends.

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

For the three months ended June 30, 2025, the Company recorded dividend income received in cash of $1 and received less than $1 of return of capital distributions in cash. For the nine months ended June 30, 2025, the Company recorded dividend income received in cash of $29 and return of capital distributions received in cash of $41. For the three and nine months ended June 30, 2024, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2025 and September 30, 2024, the Company had no portfolio company investments on non-accrual status.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2025, the Company did not record any U.S. federal excise tax expense. For the three months ended June 30, 2024, the Company did not record any U.S. federal excise tax expense. For the nine months ended June 30, 2024, the Company recorded $28 for U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2025. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three months ended June 30, 2025, there was no amortization of deferred offering costs. For the nine months ended June 30, 2025, the Company amortized $58 of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2024, the Company amortized $29 and $88, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of June 30, 2025 and September 30, 2024, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2025		As of September 30, 2024
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$401,191	$373,107	$378,341	$305,798

As of June 30, 2025 and September 30, 2024, the ratio of total contributed capital to total capital subscriptions was 93.0% and 80.8%, respectively, and the Company had uncalled capital commitments of $28,084 and $72,543, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLCU common stock issued for the nine months ended June 30, 2025 and 2024:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the nine months ended June 30, 2024
Issuance of shares	10/27/23	1,124,891.000	$15.00	$16,873
Issuance of shares	11/10/23	1,124,891.000	15.00	16,873
Issuance of shares	12/15/23	1,999,805.999	15.00	29,997
Issuance of shares	03/18/24	1,124,891.000	15.00	16,874
Issuance of shares	05/03/24	1,135,022.533	15.00	17,025
Issuance of shares	05/17/24	1,135,022.533	15.00	17,025
Issuance of shares	06/04/24	2,396,158.667	15.00	35,943
Shares issued for capital drawdowns		10,040,682.732		$150,610

Shares issued for the nine months ended June 30, 2025
Issuance of shares	11/05/24	1,135,022.533	$15.00	$17,026
Issuance of shares	12/17/24	1,135,022.533	15.00	17,025
Issuance of shares	02/14/25	1,420,519.666	15.00	21,308
Issuance of shares	06/25/25	796,700.000	15.00	11,950
Shares issued for capital drawdowns		4,487,264.732		$67,309

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

For the three and nine months ended June 30, 2025, the base management fee incurred by the Company was $885 and $2,515, respectively. For the three months ended June 30, 2025, there was no base management fee waived by the Investment Adviser. For the nine months ended June 30, 2025, the base management fee irrevocably waived by the Investment Adviser was $543.

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

For the three and nine months ended June 30, 2025, the Income Incentive Fee incurred was $783 and $2,349, respectively. For the three and nine months ended June 30, 2024, the Income Incentive Fee incurred was $628 and $1,609, respectively.

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

As of both June 30, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to June 30, 2025.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. For the three and nine months ended June 30, 2025, the Company accrued a capital gain incentive fee under GAAP of $5 and $71, respectively. For the three and nine months ended June 30, 2024, the Company accrued a capital gain incentive fee under GAAP of $114 and $273, respectively.

As of June 30, 2025 and September 30, 2024, there was $435 and $364, respectively, accrued for capital gain incentive fee under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

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

As of June 30, 2025 and September 30, 2024, included in accounts payable and other liabilities is $122 and $85, respectively, for accrued allocated shared services under the Administration Agreement.

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

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both June 30, 2025 and September 30, 2024, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2025 were $137 and $576, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2024 were $208 and $548, respectively. As of June 30, 2025 and September 30, 2024, there was $157 and $164, respectively, included in accounts payable and other liabilities for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15,000 of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of June 30, 2025, GGP Class B-P, LLC has an aggregate commitment of $40,011. As of June 30, 2025, the Company has issued 2,480,650.997 shares of its common stock, including 550,000 shares of its common stock purchased from other stockholders, to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $37,210 and has also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of June 30, 2025, permits the Company to borrow a maximum of $75,000 and expires on March 26, 2028. Refer to Note 8 for discussion of the Adviser Revolver.

Note 5. Investments

Investments as of June 30, 2025 and September 30, 2024 consisted of the following:

	As of June 30, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$14,948	$14,829	$14,959	$11,739	$11,618	$11,734
One stop	339,734	335,379	338,864	279,276	275,089	278,409
Second lien	1,585	1,569	1,599	1,071	1,053	1,071
Subordinated debt	151	148	151	163	160	163
Equity	N/A	5,295	6,530	N/A	3,873	4,448
Total	$356,418	$357,220	$362,103	$292,249	$291,793	$295,825

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

	As of June 30, 2025		As of September 30, 2024
Amortized Cost:
United States
Midwest	$80,132	22.4%	$59,597	20.4%
West	73,718	20.7	61,008	20.9
Southeast	66,528	18.6	46,070	15.8
Mid-Atlantic	47,559	13.3	49,875	17.1
Southwest	47,078	13.2	35,628	12.2
Northeast	32,666	9.1	34,144	11.7
United Kingdom	3,663	1.0	1,784	0.6
Canada	2,885	0.8	—	—
Sweden	2,407	0.7	2,245	0.8
Denmark	553	0.2	551	0.2
Israel	31	0.0 *	31	0.0 *
Luxembourg	—	—	860	0.3
Total	$357,220	100.0%	$291,793	100.0%

Fair Value:
United States
Midwest	$81,531	22.5%	$60,559	20.5%
West	74,445	20.6	61,933	20.9
Southeast	67,422	18.6	46,557	15.7
Mid-Atlantic	48,232	13.3	50,343	17.0
Southwest	47,410	13.1	36,005	12.2
Northeast	33,035	9.1	34,625	11.7
United Kingdom	3,935	1.1	1,970	0.7
Canada	2,931	0.8	—	—
Sweden	2,561	0.7	2,366	0.8
Denmark	557	0.2	563	0.2
Israel	44	0.0 *	41	0.0 *
Luxembourg	—	—	863	0.3
Total	$362,103	100.0%	$295,825	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2025 and September 30, 2024 were as follows:

	As of June 30, 2025		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$5,583	1.5%	$5,488	1.9%
Air Freight & Logistics	3,139	0.9	—	—
Auto Components	8,070	2.3	6,400	2.2
Automobiles	19,417	5.4	15,914	5.5
Banks	1,338	0.4	835	0.3
Beverages	6,028	1.7	4,189	1.4
Capital Markets	4,152	1.2	2,567	0.9
Chemicals	468	0.1	167	0.1
Commercial Services & Supplies	13,873	3.9	17,250	5.9
Construction & Engineering	3,866	1.1	2,444	0.8
Diversified Consumer Services	30,370	8.5	23,573	8.1
Diversified Financial Services	3,918	1.1	2,814	1.0
Electric Utilities	442	0.1	—	—
Electrical Equipment	1,622	0.5	126	0.0 *
Electronic Equipment, Instruments & Components	1,502	0.4	1,502	0.5
Food Products	4,851	1.4	4,675	1.6
Healthcare Equipment & Supplies	6,348	1.8	5,863	2.0
Healthcare Providers & Services	17,170	4.8	5,891	2.0
Healthcare Technology	15,137	4.2	7,545	2.6
Hotels, Restaurants & Leisure	17,831	5.0	11,956	4.1
Household Products	421	0.1	—	—
Industrial Conglomerates	3,595	1.0	3,513	1.2
Insurance	19,934	5.6	14,421	4.9
IT Services	12,840	3.6	12,540	4.3
Leisure Products	5,390	1.5	5,156	1.8
Life Sciences Tools & Services	6,941	1.9	6,247	2.1
Machinery	5,715	1.6	5,315	1.8
Media	2,309	0.6	1,744	0.6
Oil, Gas & Consumable Fuels	2,979	0.8	2,901	1.0
Pharmaceuticals	4,321	1.2	860	0.3
Professional Services	6,660	1.9	5,413	1.9
Software	94,772	26.5	86,739	29.7
Specialty Retail	23,143	6.5	27,458	9.4
Transportation Infrastructure	2,764	0.8	—	—
Water Utilities	311	0.1	287	0.1
Total	$357,220	100.0%	$291,793	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2025		As of September 30, 2024
Fair Value:
Aerospace & Defense	$5,687	1.6%	$5,665	1.9%
Air Freight & Logistics	3,217	0.9	—	—
Auto Components	8,157	2.2	6,493	2.2
Automobiles	19,873	5.5	16,065	5.4
Banks	1,346	0.4	852	0.3
Beverages	6,225	1.7	4,265	1.4
Capital Markets	4,185	1.2	2,599	0.9
Chemicals	471	0.1	167	0.1
Commercial Services & Supplies	14,047	3.9	17,507	5.9
Construction & Engineering	3,893	1.1	2,470	0.8
Diversified Consumer Services	30,775	8.5	24,058	8.1
Diversified Financial Services	3,932	1.1	2,857	1.0
Electric Utilities	458	0.1	—	—
Electrical Equipment	1,645	0.4	129	0.0 *
Electronic Equipment, Instruments & Components	1,554	0.4	1,566	0.5
Food Products	4,907	1.4	4,731	1.6
Healthcare Equipment & Supplies	6,410	1.8	5,922	2.0
Healthcare Providers & Services	17,427	4.8	5,996	2.0
Healthcare Technology	15,241	4.2	7,598	2.6
Hotels, Restaurants & Leisure	17,942	4.9	12,066	4.1
Household Products	420	0.1	—	—
Industrial Conglomerates	3,644	1.0	3,511	1.2
Insurance	20,140	5.6	14,592	4.9
IT Services	12,969	3.6	12,680	4.3
Leisure Products	5,386	1.5	5,177	1.8
Life Sciences Tools & Services	7,468	2.1	6,499	2.2
Machinery	5,768	1.6	5,366	1.8
Media	2,322	0.6	1,765	0.6
Oil, Gas & Consumable Fuels	3,014	0.8	2,943	1.0
Pharmaceuticals	4,409	1.2	863	0.3
Professional Services	6,746	1.9	5,451	1.8
Software	96,113	26.5	88,009	29.8
Specialty Retail	23,214	6.4	27,676	9.4
Transportation Infrastructure	2,785	0.8	—	—
Water Utilities	313	0.1	287	0.1
Total	$362,103	100.0%	$295,825	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of June 30, 2025 and September 30, 2024 were as follows:

As of June 30, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(196)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	—	(142)
						$—	$(338)

As of September 30, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(135)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	—	(50)
						$—	$(185)

The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and nine months ended June 30, 2025 and 2024 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Foreign exchange	$—	$—	$—	$(211)

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Foreign exchange	$(260)	$17	$(153)	$147

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2025 and 2024:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Forward currency contracts	$3,450	$3,450	$3,450	$3,438

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from Macquarie, if any, is included in the Consolidated Statements of Financial Condition as other assets or other liabilities. As of both June 30, 2025 and September 30, 2024, there was $350 of collateral pledged for derivatives which is included in other assets on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2025 and September 30, 2024.

As of June 30, 2025
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Unrealized depreciation on forward currency contracts	$—	$(338)	$(338)	$338	$—

As of September 30, 2024
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Unrealized depreciation on forward currency contracts	$—	$(185)	$(185)	$185	$—

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2025 and September 30, 2024 were valued using Level 3 inputs. As of both June 30, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of June 30, 2025 and September 30, 2024:

As of June 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$355,573	$355,573
Equity investments(1)	—	—	6,530	6,530
Money market funds(1)(2)	11,799	—	—	11,799
Total assets, at fair value:	$11,799	$—	$362,103	$373,902
Liabilities, at fair value:
Forward currency contracts	$—	$(338)	$—	$(338)
Total liabilities, at fair value:	$—	$(338)	$—	$(338)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$291,377	$291,377
Equity investments(1)	—	—	4,448	4,448
Money market funds(1)(2)	10,214	—	—	10,214
Total assets, at fair value:	$10,214	$—	$295,825	$306,039
Liabilities, at fair value:
Forward currency contracts	$—	$(185)	$—	$(185)
Total liabilities, at fair value:	$—	$(185)	$—	$(185)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2025 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2025 was $438 and $1,630, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2024 was $1,125 and $2,788, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2025 and 2024:

	For the nine months ended June 30, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$291,377	$4,448	$295,825
Net change in unrealized appreciation (depreciation) on investments	(10)	661	651
Net translation of investments in foreign currencies	200	—	200
Realized gain (loss) on translation of investments in foreign currencies	(2)	—	(2)
Fundings of (proceeds from) revolving loans, net	1,334	—	1,334
Fundings of investments	80,899	1,599	82,498
PIK interest and non-cash dividends	1,468	71	1,539
Proceeds from non-cash dividends	—	(84)	(84)
Proceeds from principal payments and sales of portfolio investments	(20,497)	(165)	(20,662)
Accretion of discounts and amortization of premiums	804	—	804
Fair value, end of period	$355,573	$6,530	$362,103

	For the nine months ended June 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$107,731	$2,174	$109,905
Net change in unrealized appreciation (depreciation) on investments	2,510	203	2,713
Net translation of investments in foreign currencies	79	—	79
Realized gain (loss) on investments	—	(3)	(3)
Realized gain (loss) on translation of investments in foreign currencies	3	—	3
Fundings of (proceeds from) revolving loans, net	108	—	108
Fundings of investments	152,989	1,270	154,259
PIK interest and non-cash dividends	1,108	52	1,160
Proceeds from principal payments and sales of portfolio investments	(2,080)	—	(2,080)
Accretion of discounts and amortization of premiums	432	—	432
Fair value, end of period	$262,880	$3,696	$266,576

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and September 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$14,959	Yield analysis	Market interest rate	8.0% - 9.3% (8.7%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (10.2x)
One stop loans(2)	$338,864	Yield analysis	Market interest rate	3.8% - 20.0% (9.0%)
		Market comparable companies	EBITDA multiples	5.3x - 36.0x (16.2x)
		Market comparable companies	Revenue multiples	2.6x - 15.0x (9.8x)
Subordinated debt and second lien loans	$1,750	Yield analysis	Market interest rate	12.0% - 15.0% (12.4%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (13.5x)
Equity(3)	$6,530	Market comparable companies	EBITDA multiples	7.3x - 28.5x (16.0x)
			Revenue multiples	2.6x - 15.0x (11.9x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $290,269 and $48,595 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $5,352 and $1,178 of equity investments using EBITDA and revenue multiples, respectively.

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

Note 8. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2025 and September 30, 2024, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2025, the Company was permitted to borrow up to $75,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of March 26, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2025 was 3.9%. For the three months ended June 30, 2025, the Company had no borrowings and made no repayments on the Adviser Revolver. For the nine months ended June 30, 2025, the Company had borrowings of $35, made repayments of $35 and incurred an amount less than $1 of interest expense on the Adviser Revolver. For the three and nine months ended June 30, 2024, the Company had no borrowings and made no repayments on the Adviser Revolver. As of June 30, 2025 and September 30, 2024, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9. Commitments and Contingencies

Commitments: As of June 30, 2025, the Company had outstanding commitments to fund investments totaling $61,790, including $26,470 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $68,856, including $22,140 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of June 30, 2025 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged and, in the future, could engage again in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company could be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2025	2024
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(0.95)	(1.21)
Net investment income - after tax	0.92	1.03
Net realized gain (loss) on investment transactions	(0.00) ^	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.03	0.19
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	6.47%	8.26%
Number of common shares outstanding	24,900,243.606	19,277,956.341

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024
Ratio of net investment income - after tax to average net assets*	8.21%	9.21%
Ratio of total expenses to average net assets*(5)	2.04%	2.41%
Ratio of management fee waiver to average net assets*	(0.21)%	(0.49)%
Ratio of incentive fees to average net assets(5)	0.70%	0.91%
Ratio of excise tax to average net assets(5)	—%	0.01%
Ratio of net expenses to average net assets*(5)	1.83%	1.92%
Ratio of total expenses (without incentive fees) to average net assets*(5)	1.34%	1.50%
Total return based on average net asset value(6)	6.35%	8.22%
Total return based on average net asset value - annualized*(6)	8.49%	10.98%
Net assets at end of period	$373,503	$289,169
Average debt outstanding	$—	$—
Average debt outstanding per share	$—	$—
Portfolio Turnover*	8.30%	1.51%
Asset coverage ratio(7)	N/A	N/A
Asset coverage ratio per unit(8)	N/A	N/A
Average market value per unit(9):
Adviser Revolver	N/A	N/A

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of June 30, 2025 and June 30, 2024.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of June 30, 2025 and June 30, 2024.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2025 and 2024:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Earnings available to stockholders	$7,094	$6,670	$21,788	$16,933
Basic and diluted weighted average shares outstanding	24,156,073	16,619,869	22,947,745	13,766,511
Basic and diluted earnings per share	$0.29	$0.40	$0.95	$1.23

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2025
08/02/2024	10/15/2024	12/18/2024	20,412,978.874	$0.1073	$2,191
11/14/2024	11/15/2024	01/08/2025	21,548,001.407	0.1139	2,454
11/14/2024	12/13/2024	02/18/2025	21,548,001.407	0.1314	2,832
11/14/2024	01/17/2025	03/18/2025	22,683,023.940	0.1028	2,331
02/03/2025	02/26/2025	05/21/2025	24,103,543.606	0.1052	2,535
02/03/2025	03/17/2025	05/21/2025	24,103,543.606	0.0975	2,351
02/03/2025	04/18/2025	06/17/2025	24,103,543.606	0.0921	2,219
05/02/2025	05/26/2025	08/20/2025	24,103,543.606	0.0995	2,398
05/02/2025	06/20/2025	08/20/2025	24,103,543.606	0.1027	2,477
Total dividends declared for the nine months ended June 30, 2025					$21,788

For the nine months ended June 30, 2024
08/03/2023	10/20/2023	12/28/2023	9,237,273.609	$0.1143	$1,056
11/17/2023	11/20/2023	12/28/2023	11,487,055.609	0.1247	1,432
11/17/2023	12/15/2023	02/21/2024	13,486,861.608	0.1139	1,536
11/17/2023	01/19/2024	03/20/2024	13,486,861.608	0.1206	1,625
02/02/2024	02/26/2024	05/22/2024	13,486,861.608	0.1434	1,934
02/02/2024	03/15/2024	05/22/2024	13,486,861.608	0.1987	2,680
02/02/2024	04/19/2024	06/17/2024	14,611,752.608	0.1138	1,663
05/03/2024	05/27/2024	08/21/2024	16,881,797.674	0.1632	2,755
05/03/2024	06/21/2024	08/21/2024	19,277,956.341	0.1168	2,252
Total dividends declared for the nine months ended June 30, 2024					$16,933

There were no distributions reinvested during the nine months ended June 30, 2025 and 2024.
Note 13. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On July 14, 2025, the Company issued a capital call to stockholders that was due on July 24, 2025. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	07/24/2025	936,111.933	$15.00	$14,042

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
On May 2, 2025 and August 1, 2025, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

August 26, 2025	November 20, 2025
In an amount (if positive) such that the net asset value of the Company as of August 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2025 through August 31, 2025 and the payment of this distribution is $15.00 per share.

September 15, 2025	November 20, 2025
In an amount (if positive) such that the net asset value of the Company as of September 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2025 through September 30, 2025 and the payment of this distribution is $15.00 per share.

October 15, 2025	December 17, 2025
In an amount (if positive) such that the net asset value of the Company as of October 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2025 through October 31, 2025 and the payment of this distribution is $15.00 per share.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management(1) as of April 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market
(1) “Capital under management” is a gross measure of invested capital including leverage as of April 1, 2025.

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

As of June 30, 2025 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of June 30, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$14,959	4.1%	$11,734	4.0%
One stop	338,864	93.6	278,409	94.0
Second lien	1,599	0.5	1,071	0.4
Subordinated debt	151	0.0 *	163	0.1
Equity	6,530	1.8	4,448	1.5
Total	$362,103	100.0%	$295,825	100.0%
* Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2025 and September 30, 2024, one stop loans included $38.2 million and $44.8 million, respectively, of recurring revenue loans at fair value.

As of June 30, 2025 and September 30, 2024, we had debt and equity investments in 159 and 128 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Weighted average income yield(1)*	10.2%	10.3%	10.4%	12.3%
Weighted average investment income yield(2)*	10.5%	10.8%	10.8%	12.6%
Weighted average income yield of total investments(3)*	9.9%	10.2%	10.3%	12.2%
Weighted average investment income yield of total investments(4)*	10.3%	10.6%	10.6%	12.5%
Total return based on average net asset value(5)*	7.9%	8.4%	8.5%	11.0%
Net investment income - return on equity(6)*	7.8%	8.3%	8.2%	9.2%

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
As of June 30, 2025, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 9.7% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the nine months ended June 30, 2025 and 2024, GDLCU earned a fiscal year-to-date IRR of 8.7% and 12.8%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On July 14, 2025, we issued a capital call to stockholders that was due on July 24, 2025. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	07/24/2025	936,111.933	$15.00	$14.0 million

On May 2, 2025 and August 1, 2025, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 18, 2025	September 17, 2025
In an amount (if positive) such that our net asset value as of July 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2025 through July 31, 2025 and the payment of this distribution is $15.00 per share.

August 26, 2025	November 20, 2025
In an amount (if positive) such that our net asset value as of August 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2025 through August 31, 2025 and the payment of this distribution is $15.00 per share.

September 15, 2025	November 20, 2025
In an amount (if positive) such that our net asset value as of September 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2025 through September 30, 2025 and the payment of this distribution is $15.00 per share.

October 15, 2025	December 17, 2025
In an amount (if positive) such that our net asset value as of October 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2025 through October 31, 2025 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs. March 31, 2025	June 30, 2025	June 30, 2024	June 30, 2025 vs. June 30, 2024
	(In thousands)
Interest income	$8,190	$7,954	$236	$23,926	$16,024	$7,902
Payment-in-kind interest income	547	484	63	1,492	1,090	402
Accretion of discounts and amortization of premiums	236	360	(124)	804	432	372
Non-cash dividend income	14	35	(21)	71	52	19
Dividend income	1	—	1	29	—	29
Fee income	30	30	—	83	56	27
Total investment income	9,018	8,863	155	26,405	17,654	8,751
Net expenses	1,965	1,651	314	5,321	3,423	1,898
Net investment income - before tax	7,053	7,212	(159)	21,084	14,231	6,853
Excise tax	—	—	—	—	28	(28)
Net investment income - after tax	7,053	7,212	(159)	21,084	14,203	6,881
Net realized gain (loss) on investment transactions	5	1	4	—	(206)	206
Net change in unrealized appreciation (depreciation) on investment transactions	36	4	32	704	2,936	(2,232)
Net increase (decrease) in net assets resulting from operations	$7,094	$7,217	$(123)	$21,788	$16,933	$4,855
Average earning debt investments, at fair value	$344,498	$333,363	$11,135	$327,227	$186,244	$140,983
Average earning preferred equity investments, at fair value	$408	$506	$(98)	$503	$432	$71

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

Investment Income

Investment income increased from the three months ended March 31, 2025 to the three months ended June 30, 2025 by $0.2 million, primarily due to an increase in interest income due to an increase in the average earning debt investments balance of $11.1 million that was partially offset by declining interest base rates due to the timing of resetting interest rate contracts.

Investment income increased from the nine months ended June 30, 2024 to the nine months ended June 30, 2025 by $8.8 million, primarily due to an increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $141.0 million.

The annualized income yield by debt security type for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024 are as follows:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Senior secured	9.6%	9.7%	9.8%	11.1%
One stop	10.0%	10.2%	10.2%	11.9%
Second lien	13.5%	13.8%	13.9%	15.4%
Subordinated debt	13.9%	14.0%	14.1%	14.6%

Income yields on senior secured and one stop loans decreased for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 primarily due to reduced accelerated discount amortization driven by reduced repayments. Income yields on senior secured and one stop loans decreased for the nine months ended June 30, 2025 as compared to the nine months ended June 30, 2024, primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 98.4% of our loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2025 and September 30, 2024, the weighted average base rate floor of our loans was 0.80% and 0.79%, respectively.

As of June 30, 2025, we have second lien investments in two portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs. March 31, 2025	June 30, 2025	June 30, 2024	June 30, 2025 vs. June 30, 2024
	(In thousands)
Base management fee, net of waiver	$885	$563	$322	$1,972	$668	$1,304
Income incentive fee	783	801	(18)	2,349	1,609	740
Capital gain incentive fee accrued under GAAP	5	—	5	71	273	(202)
Professional fees	147	146	1	521	595	(74)
Administrative service fee	122	116	6	338	173	165
General and administrative expenses	23	25	(2)	70	105	(35)
Net expenses	$1,965	$1,651	$314	$5,321	$3,423	$1,898

Management Fees

The base management fee, net of waiver, increased for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025, primarily as a result of (i) an increase in average adjusted gross assets and (ii) certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares in our common stock where GC Advisors agreed to waive 33.3% of the base management fee for the three months ended March 31, 2025.

The base management fee, net of waiver, increased for the nine months ended June 30, 2025 as compared to the nine months ended June 30, 2024, primarily as a result of (i) an increase in average adjusted gross assets and (ii) certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares in our common stock where GC Advisors agreed to waive 66.7% of the base management fee for the six months ended March 31, 2024 and 33.3% of the base management fee for the three months ended June 30, 2024 and six months ended March 31, 2025.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee remained relatively flat from the three months ended March 31, 2025 to the three months ended June 30, 2025. The Income Incentive Fee increased by $0.7 million from the nine months ended June 30, 2024 to the nine months ended June 30, 2025 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by net funds growth. For each of the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024, we were fully through the catch up provision of the Income Incentive Fee calculation and the Income Incentive Fee was equal to 10% of Pre-Incentive Fee Net Investment Income.

As of June 30, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of both June 30, 2025 and September 30, 2024, there was $0.4 million in capital gain incentive fee accrual under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. For both the three months ended June 30, 2025 and March 31, 2025, we recorded an accrual for less than $0.1 million for capital gain incentive fee under GAAP. For the nine months ended June 30, 2025, the accrual for a capital gain incentive fee under GAAP was $0.1 million. For the nine months ended June 30, 2024, the accrual for a capital gain incentive fee under GAAP was $0.3 million.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2025 and September 30, 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses were relatively flat from the three months ended March 31, 2025 compared to the three months ended June 30, 2025.

In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.1 million from the nine months ended June 30, 2024 to the nine months ended June 30, 2025, primarily due to higher administrative service fees associated with servicing a growing portfolio that was partially offset by a decrease in professional fees and general and administrative expenses.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2025 and March 31, 2025 were $0.1 million and $0.3 million, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2025 and June 30, 2024 were $0.6 million and $0.5 million, respectively.

As of both June 30, 2025 and September 30, 2024, included in accounts payable and other liabilities were $0.2 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs. March 31, 2025	June 30, 2025	June 30, 2024	June 30, 2025 vs. June 30, 2024
	(In thousands)
Net realized gain (loss) from investments	$—	$—	$—	$—	$(3)	$3
Net realized gain (loss) from forward currency contracts	—	—	—	—	(211)	211
Net realized gain (loss) from foreign currency transactions	5	1	4	—	8	(8)
Net realized gain (loss) from investment transactions	$5	$1	$4	$—	$(206)	$206
Unrealized appreciation from investments	$738	$891	$(153)	$1,883	$2,854	$(971)
Unrealized (depreciation) from investments	(748)	(915)	167	(1,232)	(141)	(1,091)
Unrealized appreciation (depreciation) from forward currency contracts	(260)	(122)	(138)	(153)	147	(300)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	306	150	156	206	76	130
Net change in unrealized appreciation (depreciation) on investment transactions	$36	$4	$32	$704	$2,936	$(2,232)
During the three months ended June 30, 2025, we had net realized gains and losses that were relatively flat. During the three months ended March 31, 2025, we had a net realized gain of approximately $1,000 primarily due to realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars.

During the nine months ended June 30, 2025, we had a net realized loss of less than $1,000, primarily due to realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the nine months ended June 30, 2024, we had a net realized loss of $0.2 million primarily driven by the realized losses on the settlement of forward currency contracts.

For the three months ended June 30, 2025, we had $0.7 million in unrealized appreciation on 57 portfolio company investments, which was offset by $0.7 million in unrealized depreciation on 132 portfolio company investments. For the three months ended March 31, 2025, we had $0.9 million in unrealized appreciation on 51 portfolio company investments, which was offset by $0.9 million in unrealized depreciation on 121 portfolio company investments.

Unrealized appreciation for the three months ended June 30, 2025 and March 31, 2025 primarily resulted from fair valuing recent originations up to or near par. Unrealized depreciation for the three months ended June 30, 2025 and March 31, 2025 primarily resulted from amortization of discounts on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the nine months ended June 30, 2025, we had $1.9 million in unrealized appreciation on 90 portfolio company investments, which was offset by $1.2 million in unrealized depreciation on 99 portfolio company investments. For the nine months ended June 30, 2024, we had $2.9 million in unrealized appreciation on 93 portfolio company investments, which was offset by $0.1 million in unrealized depreciation on 40 portfolio company investments.

Unrealized appreciation for the nine months ended June 30, 2025 and June 30, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2025 and June 30, 2024 primarily resulted from amortization of discounts during the quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources

For the nine months ended June 30, 2025, we experienced a net increase in cash and cash equivalents and foreign currencies of $3.5 million. During the period, we used $41.5 million in operating activities, primarily as a result of fundings of portfolio investments of $82.5 million, partially offset by proceeds from principal payments and sales of portfolio investments of $20.7 million. During the same period, cash provided by financing activities was $45.0 million, primarily as a result of proceeds from the issuance of common stock of $67.3 million, offset by distributions paid of $22.3 million.

For the nine months ended June 30, 2024, we experienced a net decrease in cash and foreign currencies of $2.0 million. During the period, we used $140.9 million in operating activities, primarily as a result of fundings of portfolio investments of $154.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $2.1 million. During the same period, cash provided by financing activities was $139.0 million, primarily as a result of proceeds from the issuance of common stock of $150.6 million, offset by distributions paid of $13.9 million.

As of June 30, 2025 and September 30, 2024, we had $15.6 million and $12.3 million, respectively, of cash and cash equivalents and $0.2 million and $10,000, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of June 30, 2025 and September 30, 2024, we had investor capital subscriptions totaling $401.2 million and $378.3 million respectively, of which $373.1 million and $305.8 million, respectively, had been called and contributed, leaving $28.1 million and $72.5 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facility

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in “Note 4” of our consolidated financial statements) with GC Advisors which, as of June 30, 2025, allowed us to borrow up to $75.0 million at any one time outstanding. As of June 30, 2025 and September 30, 2024, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of June 30, 2025, we did not have any outstanding borrowings.

As of June 30, 2025, we had outstanding commitments to fund investments totaling $61.8 million, including $26.5 million of unfunded commitments on revolvers. As of September 30, 2024, we had outstanding commitments to fund investments totaling $68.9 million, including $22.1 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2025 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of June 30, 2025. As of June 30, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of June 30, 2025 and September 30, 2024.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2025 and September 30, 2024, we had investments in 159 and 128 portfolio companies, respectively, with a total fair value of $362.1 million and $295.8 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended				Nine months ended
	June 30, 2025		March 31, 2025		June 30, 2025		June 30, 2024
	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage
Senior secured	$400	1.6%	$905	4.1%	$3,052	3.9%	$7,075	3.4%
One stop	23,873	97.3	20,282	92.9	73,806	93.9	199,012	95.2
Second lien	—	—	—	—	—	—	1,622	0.8
Subordinated debt	—	—	—	—	—	—	100	0.0 *
Equity	269	1.1	659	3.0	1,719	2.2	1,271	0.6
Total new investment commitments	$24,542	100.0%	$21,846	100.0%	$78,577	100.0%	$209,080	100.0%
* Represents an amount less than 0.1%

For the nine months ended June 30, 2025, we had approximately $20.7 million in proceeds from principal payments and sales of portfolio investments.

For the nine months ended June 30, 2024, we had approximately $2.1 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$14,948	$14,829	$14,959	$11,739	$11,618	$11,734
One stop	339,734	335,379	338,864	279,276	275,089	278,409
Second lien	1,585	1,569	1,599	1,071	1,053	1,071
Subordinated debt	151	148	151	163	160	163
Equity	N/A	5,295	6,530	N/A	3,873	4,448
Total	$356,418	$357,220	$362,103	$292,249	$291,793	$295,825

(1)As of June 30, 2025, $47.8 million and $48.3 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2024, $41.2 million and $41.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.

As of both June 30, 2025 and September 30, 2024, we had no loans on non-accrual status. As of June 30, 2025 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.8% and 99.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Weighted average rate of new investment fundings	9.1%	9.9%	9.5%	11.0%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.8%	5.6%	5.1%	5.6%
Weighted average fees of new investment fundings	0.6%	0.9%	0.8%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	9.3%	9.9%	10.5%	11.8%

As of June 30, 2025, 98.4% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 98.1% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of June 30, 2025 and September 30, 2024, the portfolio median(1) earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $92.2 million and $85.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2025 and September 30, 2024:

	As of June 30, 2025			As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)		Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$17,994		5.0%	$331	0.1%
4	340,233		93.9	291,978	98.7
3	3,876		1.1	3,516	1.2
2	0	*	0.0 †	—	—
1	—		—	—	—
Total	$362,103		100.0%	$295,825	100.0%
* Represents an amount less than $1.
† Represents an amount less than 0.1%.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2025 and September 30, 2024:

	Average Price[1]
Category	As of June 30, 2025	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	95.1	94.0
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.8%	99.7%

(1)Includes only debt investments held as of June 30, 2025 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its

700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us for $25.0 million. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15.0 million of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of June 30, 2025, we have issued 2,480,650.997 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $37.2 million and have also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.
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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2025 and September 30, 2024 were valued using Level 3 inputs. As of both June 30, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Non-accrual loans: Loans could be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of June 30, 2025 and September 30, 2024, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2025, we did not record any U.S. federal excise tax. For the three months ended June 30, 2024, we did not record any U.S. federal excise tax. For the nine months ended June 30, 2024, we recorded $28,000 for U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2025 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.80% and 0.79%, respectively. In addition, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
(In thousands)
Down 200 basis points	$(7,004)
Down 150 basis points	(5,256)
Down 100 basis points	(3,507)
Down 50 basis points	(1,753)
Up 50 basis points	1,753
Up 100 basis points	3,507
Up 150 basis points	5,260
Up 200 basis points	7,014

(1)Assumes applicable three-month base rate as of June 30, 2025, with the exception of SONIA and Prime that utilize the June 30, 2025 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the nine months ended June 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Golub Capital Direct Lending Unlevered Corporation

Date: August 8, 2025	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)