Form 10-K
period 2025-09-30
Golub Capital Direct Lending Unlevered Corp
filed 2025-11-26
CIK 1901606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________________________
Form 10-K
_______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of September 30, 2025, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of November 26, 2025 is 26,772,467.472.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2025.

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

•“GC Advisors” refers to GC Advisors LLC, our investment adviser;

•“Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator;

•“Adviser Revolver” refers to the line of credit with GC Advisors, which allowed for borrowing up to $75.0 million as of September 30, 2025;

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

Item 1. Business
GENERAL
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed to make investments and generate current income and capital appreciation by investing primarily in one stop loans (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans that are often referred to by other middle market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures these one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

In this Annual Report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

The use of “unlevered” in our name is intended to mean that we will be unlevered, except for borrowings on a short term basis to fulfill working capital needs, and that we will not incur leverage to the same extent as is customary for other business development companies. Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $85.0 billion of capital under management as of October 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

Our Adviser
Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative income incentive fee and the income and capital gains incentive fee payable by us to GC Advisors. Under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

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

About Golub Capital
Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of October 1, 2025, Golub Capital had over $85.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 420 middle-market sponsors and repeat transactions with over 280 sponsors.

Golub Capital’s middle-market lending group is managed by an eight-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2025, Golub Capital had more than 230 investment professionals supported by more than 800 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

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

Market Environment: We believe middle market investments are likely to excel in uncertain market environments and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.(1) In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) PitchBook LCD, “High-End Middle Market Lending Review Q4 2024” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in January 2000.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 1,000 employees, led by Lawrence E. Golub, chief executive officer of GC Advisors and an interested director of Golub Capital Direct Lending Unlevered Corporation, and David B. Golub, our chairman, president and chief executive officer. As of September 30, 2025, Golub Capital’s more than 230 investment professionals had an average of approximately 13 years of investment experience and were supported by more than 800 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC, Inc., a Delaware corporation, or GBDC; (ii) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; (iii) Golub Capital BDC 4, Inc., a Maryland

corporation, or GBDC 4, and (iv) Golub Capital Private Credit Fund, a Delaware statutory trust, or GCRED, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans and, in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q2 2025 for senior secured loans of up to $500.0 million for leveraged buyouts, ranked by number of deals completed, based on London Stock Exchange Group (“LSEG”) Data & Analytics and Golub Capital internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 420 middle-market sponsors and repeat transactions with over 280 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 36,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,700 loans/transactions at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in North America, Europe, Asia and the Middle East. Each of Golub Capital’s originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2025 and 2024:

	September 30, 2025			September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)		Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$28,481		7.3%	$331	0.1%
4	356,700		91.4	291,978	98.7
3	4,947		1.3	3,516	1.2
2	0	*	0.0 †	—	—
1	—		—	—	—
Total	$390,128		100.0%	$295,825	100.0%

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

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. We also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2025, as well as the top ten industries in which we were invested as of September 30, 2025, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Investments at Fair Value (In thousands)	Percentage of Total Investments
Anaplan, Inc.	$9,920	2.5%
Quick Quack Car Wash Holdings, LLC	8,071	2.1
Hyland Software, Inc.	7,156	1.8
PPV Intermediate Holdings, LLC (Vetcor)	6,490	1.7
Crewline Buyer, Inc. (New Relic)	6,213	1.6
Togetherwork Holdings, LLC	6,208	1.6
Cavender Stores L.P.	6,079	1.6
ReliaQuest Holdings, LLC	5,999	1.5
NSG Buyer, Inc. (Ned Stevens)	5,837	1.5
Navex TopCo, Inc.	5,790	1.5
	$67,763	17.4%

Industry	Investments at Fair Value (In thousands)	Percentage of Total Investments
Software	$97,231	24.9%
Diversified Consumer Services	33,114	8.5
Specialty Retail	23,445	6.0
Insurance	21,446	5.5
Automobiles	20,191	5.2
Healthcare Providers & Services	20,087	5.2
Hotels, Restaurants & Leisure	19,728	5.1
Commercial Services & Supplies	16,097	4.1
Healthcare Technology	15,906	4.1
IT Services	13,042	3.4
	$280,287	72.0%

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
•The majority of our portfolio investments are valued using the investment’s fair value as determined in good faith by our Valuation Designee and, as a result, there could be uncertainty as to the value of our portfolio investments.
•The Board could change our investment objective, operating policies and strategies without prior notice or stockholder approval.
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

Incentive Fee Cap

The components of the Incentive Fee are calculated as described below. The Income Incentive Fee is payable quarterly in arrears and the Capital Gain Incentive Fee is payable at the end of each calendar year in arrears (or, in each case, upon termination of the Investment Advisory Agreement, as of the termination date). The Subordinated Liquidation Incentive Fee, if earned, is payable upon the closing of an Accelerated Liquidity Event.

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

Income and Capital Gain Incentive Fee Calculation

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
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.0% quarterly (4.0% annualized). If market interest rates rise, we could have the ability to invest funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of our total assets (excluding cash and cash equivalents but including assets purchased with short-term borrowings to the limited extent we incur any such borrowings) used to calculate the Base Management Fee.
We calculate the Income Incentive Fee component with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:
•Zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
•100% of that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate until amounts payable to GC Advisors pursuant to the Income Incentive Fee equal 10% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. We refer to this portion of our Pre-Incentive Fee Net Investment Income as the “catch-up” provision; and
•10% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any Performance Period (as defined in the Investment Advisory Agreement).
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
The Capital Gain Incentive Fee is calculated on a cumulative basis from the date of our election to be regulated as a business development company through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments in our calculation of the Capital Gain Incentive Fee when calculating a capital gain incentive fee accrual as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 10% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period could result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2025, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2025, 2024 and 2023, we accrued a capital gain incentive fee under GAAP of $0.1 million, $0.4 million and $0.1 million, respectively, none of which was payable pursuant to the Investment Advisory Agreement.

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

Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2025, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion(subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2025, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

We can invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we could, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we could enter into hedging transactions to manage the risks associated with interest rate or foreign currency fluctuations. However, we could purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we could acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments could subject our stockholders to additional expenses. None of these policies, or any of our other policies, is fundamental and each could be changed without stockholder approval. To the extent we adopt any fundamental policies, no person from whom we borrow will have, in such person’s capacity as lender or debt holder, either a veto power or a vote in approving or changing any of our fundamental policies.

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

Proxy Voting Records

You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2025 by making a written request for proxy voting information to: Golub Capital Direct Lending Unlevered Corporation, Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital Direct Lending Unlevered Corporation to collect at (212) 750-6060.

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

GC Advisors and its affiliates, as well as certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, including us, have received exemptive relief from the SEC that permits us, among other things, to co-invest alongside these other funds and accounts, in certain privately placed investments that involve the negotiation of certain terms of the investments to be purchased (in addition to price-related terms), subject to certain conditions. We believe that co-investment by us and other funds and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must timely distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.

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

Any underwriting fees paid by us are not deductible in computing our investment company taxable income. We could be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we could be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments could face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we generally would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to inadvertent failures to comply with the 90% Income Test and the Diversification Tests, although there could be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

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

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of our common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and generally eligible for a maximum U.S. federal tax rate of either 15% or 20%, depending on whether the individual shareholder’s income exceeds certain threshold amounts, and if other applicable requirements are met, such distributions generally will be eligible for the corporate dividends received deduction to the extent such dividends have been paid by a U.S. corporation. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate stockholders as well as will not be eligible for the corporate dividends received deduction.

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

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions can also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

Until and unless we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) shares of our common stock being treated as regularly traded on an established securities market. Until and unless we are treated as a publicly offered regulated investment company for any taxable year, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (i) distributions from our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to our investment adviser and certain of our other expenses, (ii) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses and (iii) each such U.S. stockholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. stockholder. Miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate.

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

Item 1A. Risk Factors
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are known material risks but not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value (“NAV”) could decline, and you could lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to Our Business and Structure
We are subject to risks associated with the current interest rate environment.
Many of our debt investments will have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which could result in an increase in the amount of incentive fees payable to GC Advisors. In addition, a decline in the prices of the debt we own could adversely affect our NAV. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
Conversely, in a period of declining interest rates, we would expect certain obligations to be paid off by the obligor more quickly than originally anticipated, and we could have to invest the proceeds in investments with lower yields. In periods of falling interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the investments that were prepaid.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make, and we believe that recent market trends have increased the number of competitors seeking to invest in loans to private, middle-market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors could have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our treatment as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
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
The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “covenant-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants.
As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions could also result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.
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
Interest rate risk refers to the risk of market changes in interest rates. Interest rate changes affect the value of debt. In general, rising interest rates will negatively impact the price of fixed rate debt, and falling interest rates will have a positive effect on price. Adjustable-rate debt also reacts to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally larger and less predictable in debt with uncertain repayment or prepayment schedules. Further, rising interest rates, which have been experienced in the United States and many other countries around the world in recent years, make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. In periods of falling interest rates, the probability that loans will be pre-paid increases as borrowers tend to refinance their debt to reduce their borrowing costs. In such periods, there is a risk that we might not be able to invest in new loans on the same terms, or at all. If we cannot invest in new loans on terms that are the same or better than the investments that are repaid, our operations and financial conditions could be adversely affected. In addition, falling interest rates could lead to loans generating lower returns for us for the same level of risk. We could therefore need to invest in riskier loans to achieve the same level of returns.
We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
We do not have any internal management capacity or employees. We rely on GC Advisors to manage and conduct our affairs and make all investment decisions. Subject to the oversight of the Board, GC Advisors has sole discretion in originating, structuring, negotiating, purchasing, financing and eventually divesting our investments, and our investors will not be able to evaluate for themselves the merits of particular investments prior to us making such investments. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors’ investment committee, which consists of two members of the Board and additional employees of Golub Capital LLC, provides oversight over our investment activities. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we can provide no assurance that GC Advisors or its affiliates will be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
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
GC Advisors is highly dependent on relationships with private equity sponsors in connection with the sourcing of investments. If these sponsors find new sources of debt capital that are more advantageous to them, or if GC Advisors suffers reputational harm such that it becomes a less attractive source of capital for private equity sponsors, GC Advisors could have difficulty finding and sourcing new middle-market debt investments. Private equity sponsors could experience financial distress, which could be related or unrelated to the portfolio companies to which we have exposure. Once in financial distress, sponsors likely would be unable to provide the same level of managerial, operating or financial support to these portfolio companies, resulting in an increased risk of default by such portfolio companies.
Additionally, increase or changed regulations to which private equity sponsors are subject could impact how they do business. We could have exposure to private equity sponsor controlled companies that have completed one or more dividend recapitalizations, thereby allowing such sponsors to substantially reduce or eliminate their net investments in underlying portfolio companies. These investments generally present different investment characteristics than investments where private equity sponsors retain significant net contributed capital positions in the underlying portfolio companies. These investments could experience a higher rate of default. Even when a default does not occur, a private equity sponsor could be less willing to provide ongoing financial support to a portfolio company after it has received one or more capital distributions on its investment.
We believe that purchase price multiples of companies (as measured, in general terms, by the price paid by a private equity sponsor to purchase a company divided by the company’s trailing twelve-month earnings) to which we have direct or indirect exposure are very high by historical standards. When determining the appropriate amount of financing to provide a prospective borrower, GC Advisors considers the value cushion as measured by the difference between the enterprise value of the company and the total amount of financing. If market purchase price multiples decline or if a borrower to which we are directly or indirectly exposed experiences financial distress, the value cushion supporting our investment could deteriorate and the investment could become impaired, resulting in losses for us.
We can provide no assurance that we will be able to replicate the historical results achieved by other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.
Investors are cautioned that past investment performance of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. Our investments could differ from some existing accounts and funds that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We often co-invest in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Such investments are subject to regulatory limitations and, in some instances, approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by us or by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.
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
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including, for example, public health crises, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. Furthermore, there is an incentive for GC Advisors’ personnel to devote resources, time and attention to investments or business lines based on the possibility of earning fees or other benefits associated with such investments or business lines, even though such investments or business lines might be of little or no benefit to any particular clients of GC Advisors, including GDLCU. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GDLC, GBDC 4, GCRED and multiple private funds and separate accounts that pursue an investment strategy similar to or overlapping with ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, there can be no assurance that such opportunities will be allocated to us fairly or equitably over any given time period, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, we may receive smaller allocations relative to larger accounts, including accounts that can incur material amounts of leverage, and/or receive larger allocations relative to our size as compared to allocations to larger accounts. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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
Additionally, the incentive fee payable by us to GC Advisors could create an incentive for GC Advisors to cause us to realize capital gains or losses that are not in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when an investment is sold, GC Advisors controls the timing of the recognition of such capital gains. The Board is charged with protecting our stockholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation.
The part of the management and incentive fees payable to GC Advisors that relates to our net investment income is computed and paid on income that includes income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities and other deferred interest instruments. This compensation arrangement creates an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative, including debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. GC Advisors has an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
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
The majority of our portfolio investments are in the form of securities that are not publicly-traded. The fair value of such instruments could be difficult to determine. As a result, the Valuation Designee, subject to oversight by the Board, determines the fair value of these securities in good faith. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates and not readily observable values. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed.
If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected. In connection with that determination, the Valuation Designee, will provide the Board with quarterly, annual and additional reporting, as needed, in accordance with valuation policies and procedures approved by the Board. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our capital gain and subordinated liquidation incentive fees are based, in part, on unrealized gains and losses.
Conflicts related to other arrangements with GC Advisors or its affiliates.
We have entered into a license agreement with Golub Capital LLC, under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.” See “Management Agreements — License Agreement.” In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expenses and the enforcement of the respective agreements, that the Board must monitor.
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
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, interpretations of the staff of the SEC (the “Staff”), and/or any co-investment exemptive relief order from the SEC, as applicable. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC

Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. Furthermore, we may receive smaller allocations relative to larger accounts and/or receive larger allocations relative to our size as compared to allocations to larger accounts. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata in proportion to the level of investment that we and any other eligible accounts initially sought, subject to compliance with the terms of any applicable co-investment exemptive relief from the SEC. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time. However, there can be no assurance that investment opportunities will be allocated to us fairly or equitably over any given time period, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.
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
In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of the exemptive relief described below, we and such other accounts cannot make investments in the same issuer or where the different investments could be expected to result in a conflict between our interest and those of other accounts, GC Advisors needs to decide whether we or such other accounts will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time. Moreover, we generally will be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions limit the scope of investment opportunities that would otherwise be available to us.
We expect to co-invest on a concurrent basis with other funds and accounts advised by GC Advisors or its affiliates, unless doing so is impermissible with existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to us and our allocation procedures. We, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC that permits us, among other things, to co-invest with other funds or accounts managed by GC Advisors or its affiliates, in certain privately-placed investments that involve the negotiation of certain terms of the securities to be purchased (in addition to price-related terms), subject to certain conditions. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates will afford us additional investment opportunities and the ability to achieve greater diversification.
GC Advisors could determine that we should not participate in certain transactions and for certain other transactions, GC Advisors may not have the opportunity to cause us to participate. In addition, even if we and any such other entities sponsored or managed by GC Advisors or its affiliates invest in the same securities or loans, conflicts of interest could still arise. For example, it is possible that, as a result of legal, tax, regulatory, accounting, political or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for us and such other entities advised by GC Advisors and its affiliates could differ. Additionally, we and such other entities advised by GC Advisors and its affiliates will generally have different investment periods and/or investment objectives (including return profiles) and, as a result, have conflicting goals with respect to the price and timing of disposition opportunities. As such, to the extent permissible under applicable law and any applicable order issued by the SEC, we and such other entities could dispose of co-investments at different times and on different terms.

We have entered into the Adviser Revolver, resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors, in order to borrow funds on a short-term basis to fulfill working capital needs. We would generally intend to repay borrowings under such facility within 30-45 days from which they are drawn and will repay all of our borrowings within 180 days after incurrence. In such arrangements, GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s-length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third-party financing in place of or in addition to loans from GC Advisors and its affiliates, such third-party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.
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
GC Advisors will generally not make any investment on behalf of us that it does not believe to be in our best interest viewed on an overall basis. However, conflicts can arise in any particular transaction between obtaining the most advantageous terms for an investment, which benefits us and other clients of GC Advisors participating in that investment, and maintaining GC Advisors’ relationship with a borrower or private equity sponsor, which likely serves the long-term best interests of GC Advisors’ clients overall, including us. For example, affiliates of GC Advisors hold relatively small, minority investments in unaffiliated private equity funds, which arguably creates an incentive for GC Advisors to cause us to invest in portfolio companies owned by such private equity funds and to treat such portfolio companies more favorably in a workout situation. As another example of the conflicts that could arise, GC Advisors is permitted to reduce or waive transaction or prepayment fees, offer loan terms that are more favorable to the borrower (and conversely, less favorable to us), accept a below target position size, agree to amend certain terms or waive existing terms or defaults or make other similar concessions to maintain or improve a relationship with a private equity sponsor or borrower, which GC Advisors believes could increase the likelihood of repeat business that will benefit us and GC Advisors’ other clients.
GC Advisors operates in multiple business lines and jurisdictions and could pursue additional business lines or operations in additional jurisdictions, which could create a conflict of interest in the allocation of its time and focus.
While Golub Capital maintains several major business lines, it has explored and will continue to explore opportunities outside these business lines. Such activity could adversely affect us. These risks include, but are not limited to, reputational damage, loss of management attention and time due to multiple constraints, regulatory sanctions, adverse impact to business relationships, increased competition of capital allocations, and expansion of potential risks to GC Advisors’ business as a whole outside those previously disclosed. New business lines could also exacerbate existing conflicts of interest and raise new conflicts.
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
GC Advisors is expanding its global footprint and opening offices in several new jurisdictions to improve outreach to prospective investors in such jurisdictions. Such expansion subjects its operations to the legal and regulatory regimes of these jurisdictions and could adversely affect us. These risks include, but are not limited to, increased compliance costs, loss of management attention and time, and increased competition for capital allocations.
Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of GC Advisors’ time and focus.
Golub Capital could engage in any number of strategic transactions, which could be material and which could include, for example, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures, or a fund that pursues a strategy that is different than what Golub Capital has historically focused on. Golub Capital has also previously sold passive, non-voting minority stakes in its management companies and could sell further stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in GDLCU.
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
We as well as GC Advisors and its affiliates participate in a highly regulated industry and are each subject to formal and informal inquiries, audits and reviews and could be subject to regulatory investigations and enforcement actions, in each case, from numerous regulatory authorities. There can be no assurance that we and GC Advisors and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. GC Advisors is a registered investment adviser and, as such, is subject to the provisions of the Investment Advisers Act, the rules adopted thereunder and SEC or Staff interpretations thereof, all of which are subject to change. Unpublished or changing Staff interpretations could contradict the advice of our outside counsel, which could expose us and GC Advisors to regulatory scrutiny. There can be no assurance that we and our affiliates will avoid regulatory investigations or enforcement actions. Changes in regulation or regulatory interpretations could increase the costs and risks to which we and our clients are subject.
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
We will be subject to corporate-level income tax if we are unable to qualify for taxation as a RIC.
In order to qualify for taxation as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders each taxable year. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for taxation as a RIC. If we are unable to obtain cash from other sources, we could fail to qualify for taxation as a RIC and, thus, could be subject to corporate-level income tax irrespective of the level of distributions paid to our stockholders. To qualify for taxation as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements could result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify for taxation as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business —Taxation as a RIC.”
We could need to raise additional capital to grow because we must distribute most of our income.
We can offer no assurance that we would be successful in meeting our target for capital commitments from investors in the private placement of our common stock or that we could raise a sufficient amount of capital to permit us to effectively implement our investment strategy and objectives. As a result, we could need additional capital to fund new investments and grow our portfolio of investments. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify as a RIC, we are required to distribute to our stockholders each taxable year an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and because we will not use leverage except for borrowings on a short-term basis, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes income that has been accrued but not yet received in cash, such as accrued market discount, as well as income attributable to debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest or other income previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
Since in certain cases we could recognize income before or without receiving cash representing such income, we could have difficulty meeting the requirement to distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders in order to maintain our qualification as a RIC. In such a case, we could have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we could fail to qualify for taxation as a RIC and thus be subject to corporate-level income tax. See “Business — Taxation as a RIC.”
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
Our investment period, or the Investment Period, could be extended.
Our investment period, or the Investment Period, commenced on the Initial Closing Date and will end on the sixth anniversary of the Initial Closing Date, provided that (i) upon the approval of the Board, the Investment Period can be extended for up to two additional one-year periods and (ii) upon the request of the Board and the approval of our stockholders, the Investment Period can be further extended. If an extension is approved, the Investment Period and, consequently, the term could be extended, thereby allowing us to make additional commitments for a longer duration. If an extension is approved, Investors will be required to fund drawdown purchases for a period beyond the original six-year term. In addition, an extension of the Investment Period will delay the commencement of the wind down period, an Accelerated Liquidity Event, if any, and our ultimate liquidation.

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
We are not generally able to issue and sell our common stock at a price below NAV per share. We could, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and, in certain cases, if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease, and holders of our common stock could experience dilution.
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
Additionally, our subsidiaries are, and will become from time to time, party to various indemnity, asset transfer or financing arrangements, including any indemnity and contribution agreement, loan or credit agreement, letter agreement, transfer agreements, assignment agreements, master loan sale or loan sale agreements, purchase and sale or sale and contribution agreements, repurchase agreements, reverse repurchase agreements or other indemnification agreement and/or other asset transfer or financing agreements of any nature, including any documents executed in connection therewith (collectively, the “Transfer and Finance Agreements”). The Transfer and Financing Agreements shall contain certain representations, covenants, agreements and indemnity obligations. Should we or a subsidiary breach any of the provisions or agreements contained therein, it could be immediately required to pay an indemnity, make a contribution or repay borrowings or repurchase assets, in whole or in part, together with any attendant costs, and be subject to various indemnification claims for any losses. If we or a subsidiary do not have sufficient cash resources or other credit facilities available to make such indemnities or repayments, it could be forced to sell some or all of the assets constituting its investment portfolio, or a lender could be able to foreclose and liquidate certain assets. Sales of assets in such circumstances could be at prices less than fair value, resulting in insufficient funds to repay in full any outstanding borrowings and therefore not yield excess value for us. In addition, such Transfer and Finance Arrangements could contain cross default provisions such that a default under one particular financing arrangement could automatically trigger defaults under other financing arrangements. If such a provision were exercised, it would magnify the effects of an individual default and result in a substantial loss for us.

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

The majority of our portfolio investments are valued using the investment’s fair value, as determined in good faith by the Valuation Designee, subject to oversight by the Board and, as a result, there could be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, the Board. The majority of our portfolio investments take the form of securities that are not publicly-traded. The fair value of securities and other investments that are not publicly-traded is often not readily determinable, and we value these securities at fair value as determined in good faith by the Valuation Designee, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” a substantial portion of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that most of our portfolio valuations are based on unobservable inputs and our Valuation Designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “Risks Relating to Our Business and Structure – We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
Our Valuation Designee has retained the services of several independent service providers to review the valuation of these securities. At least every other quarter, the valuation for each non-de minimis portfolio investment in accordance with GDLCU’s valuation policies, including for those that do not have a readily available market quotation or are not valued via a third-party pricing service or other quote. The types of factors that our Valuation Designee could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities, including such factors as yield, maturity and measures of credit quality, covenants, call protection rights, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our Valuation Designee’s determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our NAV could be adversely affected if our Valuation Designee’s determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our Valuation Designee’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation.
Government intervention in the credit markets could adversely affect our business.
Central banks and, in particular, the U.S. Federal Reserve, took unprecedented steps during the financial crises of 2008-2009 and the beginning of the COVID-19 global pandemic to influence credit markets. It is impossible to predict if, how, and to what extent the United States and other governments would intervene in the credit markets during any future event. Such intervention is often prompted by politically sensitive issues involving, for example, family homes, student loans, real estate speculation, credit card receivables, and pandemics, and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness or ability of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

The Board could change our investment objective, operating policies and strategies without prior notice or stockholder approval.
The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company. Under Maryland law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts, which could have an adverse effect on the price of our common stock.
The Maryland General Corporation Law, or the MGCL, our charter and our bylaws contain provisions that could discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Under the Maryland Business Combination Act, if the Board does not first approve a business combination, the Maryland Business Combination Act could discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
In addition, our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from such act, it can make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such an offer. Also, our charter provides for classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorize the Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue.
These takeover defense provisions could inhibit a change in control that might otherwise be in the best interest of our securityholders.
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
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle-market companies typically have shorter operating histories, more limited financial resources, newer technologies and/or products, smaller market shares, less experienced management teams, less predictable operating results and increased exposure to litigation in the ordinary course of business and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle-market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity. In addition, the middle-market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle-market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.
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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, tariffs or other legal and regulatory changes, or force majeure events. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by recessions or other market or economic conditions.
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
Any investment in an issuer carries the risk that the issuer will make a material misrepresentation or omission in connection with the investment. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer or the business prospects of the issuer. We, as well as subsidiaries through which we may obtain indirect leveraged exposure to the underlying obligors or issuers of underlying loans, will rely upon the accuracy and completeness of representations made by the underlying obligors or issuers to the extent reasonable. However, there can be no guarantee that these representations are accurate or complete.
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
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased by economic and political instability and high rates of inflation. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time, could distract senior personnel of GC Advisors and its affiliates from their normal business activities. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, pension plan underfunding and environmental liabilities.
The lack of liquidity in our investments could adversely affect our business.
The debt to which we are primarily exposed is expected to consist predominantly of loans and notes that are obligations of corporations, partnerships or other entities. This debt often has no, or only a limited, trading market. The investment in illiquid debt will often restrict our ability to dispose of investments in a timely fashion, for a fair price, or at all. If an underlying issuer of debt experiences an adverse event, this illiquidity would make it more difficult for us to sell such debt, and we could instead be required to pursue a workout or alternate way out of the position. To the extent debt in a portfolio company is also held by other third-party investors, we would generally have limited control over a workout or alternate means of disposition. When this occurs, the persons having such control could have, and act in accordance with, interests that are not aligned with ours. We would likely also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GC Advisors, Golub Capital or any of its affiliates have material non-public information regarding such portfolio company.
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
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. The fair value methodology utilized is in accordance with the fair value principles established by the ASC Topic 820. Our board of directors uses the services of one or more independent service providers to review the valuation of our illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, we could take into account the following types of factors, if relevant, in determining the fair value of our investments:
•available current market data, including relevant and applicable market trading and transaction comparables;
•applicable market yields and multiples;
•security covenants;
•call protection provisions;
•information rights;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
•comparisons of financial ratios of peer companies that are public;
•comparable merger and acquisition transactions; and
•the principal market and enterprise ratios.
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
Efforts by the U.S. Federal Reserve to lower inflation by raising its interest rates could end in the coming year, leading to lower interest rates in the credit markets. Lower interest rates will increase prepayment risk for our clients’ investments in assets with higher interest rates.
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
We invest in loans that are issued pursuant to credit agreements. The variety of terms within credit agreements can create additional risks to the underlying investment and therefore, to our overall performance. For example, loans that are issued pursuant to “covenant-lite” terms do not contain as many terms that could be considered protective to the lender, such as maintenance or financial covenants and terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of such loans could expose us to additional risks, including with respect to liquidity, ability to restructure loans, and credit risks, compared to loans that contain financial maintenance requirements and other covenants. In the event of default, covenant-lite loans could result in diminished recovery values where the lender did not have the opportunity to negotiate with the borrower or restructure the loan prior to default.
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
Credit risk can change over the life of a loan, and securities and other debt instruments that are rated by rating agencies can be downgraded. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity, which is expected to be a common feature among many of our loan investments. Investments with a deferred interest feature, such as original issue discount income and PIK interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis.
A significant downturn in the economy or a particular economic sector could have a significant impact on the business prospects of the portfolio companies to which we are exposed, whether directly or indirectly. Such developments could adversely affect the ability of such companies to comply with their loan repayment obligations. It is possible that the issuer of a note or other instrument in which we invest could default on its debts, in which case we could lose most or all of our investment in that instrument, subjecting us to significant loss. The risk and magnitude of losses associated with defaults could be increased where the instrument is leveraged.
We have not yet identified the portfolio company investments we will acquire and we could have difficulty sourcing investment opportunities.
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in loans and illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot provide any assurance that we will achieve our anticipated investment pace. As a result, investors will not be able to evaluate any future portfolio company investments prior to purchasing our securities. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately six months following the completion of any sale of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. To the extent we are unable to deploy all the net proceeds from the sale of our securities, we could repay outstanding indebtedness or also invest the net proceeds in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period could be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.
We are a non-diversified investment company within the meaning of the 1940 Act, and we are therefore not limited with respect to the proportion of our assets that could be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we could invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and could do so for an extended period of time.
Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including as a result of the effects of a global health pandemic, changes in tariff policies, or during periods of elevated inflation and rising interest rates. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations.
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
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to be significantly increased by economic and political instability and high rates of inflation and changes in tariff policies. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of investments or other obligations we own could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.

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
We have invested and intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies, and we could have exposure to a variety of debt that captures particular layers of a borrower’s credit structure, such as “last out” or “second lien” debt, or other subordinated investments that rank below other obligations of the borrower in right of payment, including first loss interests that bear substantial risk. Subordinated investments are subject to greater risk of loss than senior obligations where there are adverse changes to the financial condition of the borrower or a decline in general economic conditions. Subordinated investments could expose us to particular risks in a distress scenario, including the risk that creditors are not aligned. Holders of subordinated investments generally have less ability to affect the results of a distressed scenario than holders of more senior investments. Additionally, lenders to companies operating in workout modes are, in certain circumstances, subject to potential liabilities that could exceed the amount of such loan purchased by us.
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
Under the Investment Advisory Agreement, GC Advisors does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of the Board in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, GC Advisors, its officers, members, personnel and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting willful misfeasance, bad faith, gross negligence or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any liability or loss suffered by each party, including reasonable legal fees and other expenses reasonably incurred, and hold such party harmless for any liability or loss suffered by GDLCU arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where such liability or loss was the result of willful misfeasance, bad faith, gross negligence or reckless disregard of such person’s duties. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
Loans to companies operating in workout modes or under Chapter 11 of the U.S. Bankruptcy Code are, in certain circumstances, subject to certain potential liabilities that could exceed the amount of such loan purchased by us. Under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of these loans, they could be subject to claims of subordination.

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
We have made, and expect to make regular distributions and from time to time variable special and supplemental distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as the Board could deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale or other disposition of such common stock. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. Distributions from the proceeds of private placements of our common stock or from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies. As a result, our distribution rates and payment frequency may vary from time to time and are not guaranteed.
There is no guarantee of an Accelerated Liquidity Event; therefore, there is no guarantee that an investor will be able to exit its investment in us by a specific date.
At any time following the expiration of the Investment Period, the Board could seek stockholder approval of an Accelerated Liquidity Event. An Accelerated Liquidity Event includes the sale by us of all or substantially all of either (a) our assets or (b) our shares of common stock to, or other liquidity event with, an entity for consideration of cash and/or publicly listed securities of the acquirer, provided that any Accelerated Liquidity Event presented for approval of our stockholders must provide our stockholders with the option to receive consideration per share consisting of cash in an amount that is not less than the net asset value per share held by such investor or securities of the acquirer. An Accelerated Liquidity Event does not include an initial public offering or listing on a national securities exchange of our shares of common stock. There is no assurance that we will complete an Accelerated Liquidity Event by a specified date or at all. If we do not successfully complete an Accelerated Liquidity Event, investors will not be able to fully exit their investment in us until such time as we complete our liquidation, which is not required to be complete by any specific date and could be expected to occur over a prolonged period of time.
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
We can distribute assets in-kind.
We are permitted to distribute our investments “in-kind” to stockholders. If we do not complete an Accelerated Liquidity Event, the Board (consistent with its fiduciary duties) could determine that it is necessary or appropriate to distribute securities or other assets as a distribution-in-kind. When a stockholder receives an in-kind distribution of an investment, it will have to make investment decisions concerning the investment without the services of GC Advisors. In addition, after receiving an in-kind distribution of an investment, the stockholder will be responsible for all costs associated with the maintenance and disposition of such investment, which could cause the stockholder’s return on such investment to be lower than had the distribution in-kind not occurred. Further, there is no guarantee that there will be a market for such investment and such stockholder could have to hold such investment indefinitely.
We can enter into reverse repurchase agreements, which are another form of leverage.
We can enter into reverse repurchase agreements as part of our management of our investment portfolio, including to finance the ownership of first loss interests or senior tranches of financing securitizations. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan where the counterparty acquires securities we hold as collateral subject to our obligation to repurchase and its obligation to resell the securities at an agreed upon time and price. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for our benefit. Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the repurchase agreement could decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us could decline. If a buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we could be adversely affected. Also, in entering into repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with repurchase agreements, our net asset value would decline, and, in some cases, we could be worse off than if we had not used such agreements.

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
In recent years, U.S. capital markets have experienced volatility and disruptions including as a result of certain regional bank failures, an inflationary economic environment, and tariffs and global trade negotiations. These disruptions in the capital markets have in the past and could in the future increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.

Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events ( i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, and cyberattacks etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property.
Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; government quarantine and curfew measures (including restrictions on travel or meetings); less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited activity by, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments. Any of the foregoing could materially and adversely impact our value and performance of our investments as well as our ability to source, manage, and divest investments and achieve our investment objectives, all of which could result in material losses. In addition, our operations could be significantly impacted, or even halted, either temporarily or on a long-term basis, as a result of some of the foregoing.
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
U.S. and non-U.S. markets could experience political uncertainty and/or change that subject our investments to heightened risks, including, the risks related to the effect on world leaders and governments of tariffs and global trade negotiations the wars in eastern Europe and the Middle East, dissemination of misinformation and the use of new technologies, such as AI, and the risk of a global health pandemic.
These heightened risks could include, but are not limited to: greater fluctuation in currency exchange rates; increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of widespread war or terrorist activity); greater governmental involvement in the economy; less governmental supervision and regulation of the securities markets and market participants; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients. During times of political uncertainty, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty could have substantial, and in some periods extremely high, rates of inflation for many years. Geopolitical events can cause supply chain and raw material shortages. These events can also lead to military or other conflicts or sanctions that could adversely impact obligors who are sanctioned persons, are located in a sanctioned country or a country that is involved in a conflict, or who do business with a sanctioned person or country or with a country that is involved in a conflict. Conversely, changes in enforcement priorities could impact the ability or cost of doing business in particular jurisdictions. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. The current U.S. administration has also implemented tariffs, including against certain of the nation’s most significant trading partners, which could lead to supply shortages and higher costs, potentially impacting the profitability of borrowers. There can be no assurance that political changes will not cause us to suffer losses. Military actions, such as the recent wars in Eastern Europe and the Middle East, can disrupt the economy and affect our investments and investors. Sanctions could adversely impact certain obligors that have business dealings with a sanctioned country or a country that is otherwise involved in a conflict. Military actions can be unpredictable and cause second order effects that are difficult to predict or ascertain. Military actions can also cause volatility in prices for raw and finished goods, further social unrest, cause changes in consumer demand, and affect other business conditions. There can be no assurance that political changes will not cause us or our investors to suffer losses.
The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which GC Advisors and its affiliates, as well as GDLCU and its investments, will operate.
Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on our returns.
Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on GDLCU and its investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of its investments. GC Advisors and its affiliates could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, GDLCU could lose both invested capital in, and anticipated profits from, any affected investments.

In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. Under the prior U.S. presidential administration, including at the SEC and certain other regulatory bodies, policy changes could have imposed additional costs on us and our investments, required significant attention of senior management or resulted in limitations on the manner in which we or the companies in which we invest conduct business. We cannot predict at this time whether and the extent to which the current U.S. presidential administration and senior officials at the SEC and other federal agencies will pursue these or other policy changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.
Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.
GC Advisors and its affiliates, their respective clients (including us), and the investments such clients hold could be affected by war and other international conflicts.
The ultimate course of such conflicts, and their impact on global economic and commercial activity and conditions, and on the operations, financial condition and performance of GDLCU or any particular industry, business or investee country, as well as the duration and severity of such effects, is impossible to predict. Such conflicts could have a significant adverse impact and result in significant losses to the Company. This impact could include reductions in revenue and growth, cyber-attacks, unexpected operational losses and liabilities and reductions in the availability of capital. It could also limit the ability of the Company to source, diligence and execute new investments and to manage, finance and exit investments in the future. Developing and further governmental actions (military or otherwise) could cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to the investment strategy that GDLCU intends to pursue, all of which could adversely affect GDLCU’s ability to fulfill its investment objectives.
New or modified laws or regulations governing our operations could adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, to the extent a U.S. presidential administration supported an enhanced regulatory agenda, it could impose greater costs on all sectors and on financial services companies in particular. Any such new or changed laws, regulations, interpretations or directives could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. Furthermore, if regulatory capital requirements from the Dodd-Frank Act, Basel III or other regulatory action are imposed on lenders that provide us with financing, the lenders may be required to limit, or increase the cost of, financing they provide to us. Among other things, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties.
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
In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate, or subject us to increased competition.
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
The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. Such systems face ongoing cybersecurity threats and attacks which, if successful, could threaten the confidentiality, integrity or availability of the systems and information resources of us or our portfolio companies. A cyber incident could be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks could also involve ransomware, data exfiltration and publication, or other forms of cyber extortion. Cyber-attacks could also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties, or from the malicious or accidental acts of insiders, such as employees, independent contractors or other service providers of or to us, Golub Capital or our portfolio companies. Some factors that could create a heightened risk of a cyber incident include, but are not limited to, the use of remote work and/or third-party service providers, including cloud-based service providers. Recent geopolitical tensions could have increased the scale and sophistication of deliberate cybersecurity attacks, particularly those from nation-states or from entities with nation-state backing. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents could include disrupted operations such as an adverse effect on ability to communicate and conduct business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.
There has been an increase in the frequency and sophistication of the cyber and security threats faced, with attacks ranging from those common to businesses to those that are more advanced and persistent, which may target Golub

Capital or our service providers because Golub Capital or our service providers hold a significant amount of confidential and sensitive information about investors, portfolio companies or obligors (as applicable) and potential investments. As a result, there is a heightened risk of a security breach or disruption with respect to this information.
As our, Golub Capital’s, our portfolio companies’ and each of our third-party service providers’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital, our portfolio companies and each of our third-party service providers. Although Golub Capital takes protective measures, and requires its service providers to take certain steps, these measures and steps , as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur, including because cyber-attack techniques are continually evolving, could persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact. Cyber incidents of whatever nature, and a failure to provide regulatory or other notifications concerning such incidents as required, could potentially negatively impact the financial results, operations or confidential information of us, Golub Capital or our portfolio companies, cause financial loss, increased costs, disruption to business, liability to counterparties or other parties, regulatory actions (and resulting fines or other penalties), negative publicity or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies. Although Golub Capital has established business continuity plans and risk management systems designed to reduce the risks associated with cybersecurity, there are inherent limitations in these plans and systems, including that certain risks could not have been identified, in large part because different or unknown threats could emerge in the future. As such, there is no guarantee that such efforts will succeed, especially because we do not directly control the cybersecurity systems of issuers in which we could invest, trading counterparties or third-party service providers to us. Such entities have experienced cyber-attacks and other attempts to gain unauthorized access to systems from time to time, and there is no guarantee that efforts to prevent or mitigate the effects of such attacks or other attempts to gain unauthorized access will be successful. There is also a risk that cybersecurity breaches could not be detected. There can be no assurance that efforts undertaken by us, Golub Capital or our portfolio companies will be effective, or that we will not suffer losses relating to cyber-attacks on us, our service providers, trading counterparties or our portfolio companies. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, information systems and technology.
Our portfolio companies and obligors also rely on data processing systems and the secure processing, storage, and transmission of information, including payment and health information, A disruption or compromise of those systems could have a material adverse effect on the value of these businesses. Moreover, cybersecurity has become a regulatory and enforcement priority in many jurisdictions around the world, with many having proposed or already enacted laws requiring companies to provide notifications of certain data security breaches. The costs of monitoring, interpreting and, where applicable, complying with these laws could have a material adverse effect on the business, results of the operations and financial condition of us, Golub Capital and of our portfolio companies.
We may invest in strategic assets having a national or regional profile, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies or obligors to increase preventative security measures or expand insurance coverage.
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
Businesses, including ours, face public scrutiny related to corporate social responsibility, activities, which could be considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on corporate social responsibility topics, and the results of these assessments are widely publicized.
Our brand and reputation could be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering corporate social responsibility factors in our investment processes. Adverse incidents with respect to such activities could impact the value of our brand and our relationships with investors, private equity sponsors, or portfolio companies, which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of corporate social responsibility topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing will be perceived negatively. “Anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to corporate social responsibility-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose our Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. If our Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities.
Additionally, state-level, federal and international regulatory initiatives related to corporate responsibility could adversely affect our business. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies could be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of GC Advisors and other third-

party service providers. GC Advisors manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.
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
The CFO and CCO of the Company oversee the Company’s oversight function generally and rely on GC Advisors’ CIO and cybersecurity team to assist with assessing and managing material risks from cybersecurity threats. The Company’s CFO has been responsible for this oversight function as CFO to the Company since the Company commenced operations on April 1, 2022 and has worked in the financial services industry for more than nineteen years, during which time the CFO has gained expertise in assessing and managing risk applicable to the Company. The Company’s CCO has been responsible for this oversight function since assuming her role as CCO to the Company and has worked in the financial services industry for more than 15 years, during which time the CCO has gained expertise in assessing and managing risk, including those applicable to the Company. The Advisors’ CIO has been responsible for her function for over five years and has worked in the financial services industry for more than sixteen years, during which time the CIO has gained expertise in assessing and managing risk applicable to the Company.
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

Holders

As of November 26, 2025, we had 8 stockholders of record.

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

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for years ended September 30, 2025 and 2024:

Record Dates	Payment Dates	Per Share	Amount (In thousands)
Fiscal year ended September 30, 2025
October 15, 2024	December 18, 2024	$0.1073	$2,191
November 15, 2024	January 08, 2025	0.1139	2,454
December 13, 2024	February 18, 2025	0.1314	2,832
January 17, 2025	March 18, 2025	0.1028	2,331
February 26, 2025	May 21, 2025	0.1052	2,535
March 17, 2025	May 21, 2025	0.0975	2,351
April 18, 2025	June 17, 2025	0.0921	2,219
May 26, 2025	August 20, 2025	0.0995	2,398
June 20, 2025	August 20, 2025	0.1027	2,477
July 18, 2025	September 17, 2025	0.0958	2,385
August 26, 2025	November 20, 2025	0.1071	2,767
September 15, 2025	November 20, 2025	0.0915	2,363
Total		$1.2468	$29,303
Record Dates	Payment Dates	Per Share	Amount (In thousands)
Fiscal year ended September 30, 2024
October 20, 2023	December 28, 2023	$0.1143	$1,056
November 20, 2023	December 28, 2023	0.1247	1,432
December 15, 2023	February 21, 2024	0.1139	1,536
January 19, 2024	March 20, 2024	0.1206	1,625
February 26, 2024	May 22, 2024	0.1434	1,934
March 15, 2024	May 22, 2024	0.1987	2,680
April 19, 2024	June 17, 2024	0.1138	1,663
May 27, 2024	August 21, 2024	0.1632	2,755
June 21, 2024	August 21, 2024	0.1168	2,252
July 19, 2024	September 18, 2024	0.1125	2,297
August 27, 2024	November 19, 2024	0.1245	2,541
September 17, 2024	November 19, 2024	0.1412	2,882
Total		$1.5876	$24,653

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

As of September 30, 2025, our stockholders have subscribed to contribute capital to us of $401.2 million pursuant to the Subscription Agreements of which $401.2 million was called and contributed through September 30, 2025.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this Annual Report on Form 10-K for the year ended September 30, 2025.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This Annual Report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $85.0 billion in capital under management(1) as of October 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay
(1) “Capital under management” is a gross measure of invested capital including leverage as of October 1, 2025.

principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which could increase our risk of losing part or all of our investment.

As of September 30, 2025 and 2024, our portfolio at fair value was comprised of the following:

	As of September 30, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$16,647	4.3%	$11,734	4.0%
One stop	365,087	93.6	278,409	94.0
Second lien	1,143	0.3	1,071	0.4
Subordinated debt	156	0.0 *	163	0.1
Equity	7,095	1.8	4,448	1.5
Total	$390,128	100.0%	$295,825	100.0%
* Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2025 and 2024, one stop loans included $39.9 million and $44.8 million, respectively, of recurring revenue loans at fair value.

As of September 30, 2025 and 2024, we had debt and equity investments in 182 and 128 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of both our earning and total portfolio company investments, as well as the total return based on our average net asset value and our net investment income - return on equity, in each case, for the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025	September 30, 2024
Weighted average income yield(1)	10.3%	12.3%
Weighted average investment income yield(2)	10.7%	12.6%
Weighted average income yield of total investments(3)	10.2%	12.1%
Weighted average investment income yield of total investments(4)	10.5%	12.5%
Total return based on average net asset value(5)	8.3%	10.7%
Net investment income - return on equity(6)	8.1%	9.3%

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
As of September 30, 2025, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 9.5% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For years ended September 30, 2025 and 2024, GDLCU earned a fiscal year-to-date IRR of 8.5% and 12.0%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On August 1, 2025 and November 14, 2025, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 15, 2025	December 17, 2025
In an amount (if positive) such that our net asset value as of October 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period October 1, 2025 through October 31, 2025 and the payment of this distribution is $15.00 per share.

November 14, 2025	January 21, 2026
In an amount (if positive) such that our net asset value as of November 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2025 through November 30, 2025 and the payment of this distribution is $15.00 per share.

December 12, 2025	February 18, 2026
In an amount (if positive) such that our net asset value as of December 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2025 through December 31, 2025 and the payment of this distribution is $15.00 per share.

January 16, 2026	March 18, 2026
In an amount (if positive) such that our net asset value as of January 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2026 through January 31, 2026 and the payment of this distribution is $15.00 per share.

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2024 and 2023 can be found in our Form 10-K for the fiscal year ended September 30, 2024 located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating results for the years ended September 30, 2025 and 2024 are as follows:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Interest income	$32,642	$23,869	$8,773
Payment-in-kind interest income	1,962	1,609	353
Discount Amortization	1,129	748	381
Non-cash dividend income	88	73	15
Dividend income	72	—	72
Fee income	178	113	65
Total investment income	36,071	26,412	9,659
Net expenses	7,537	4,817	2,720
Net investment income - before tax	28,534	21,595	6,939
Excise tax	—	28	(28)
Net investment income - after tax	28,534	21,567	6,967
Net realized gain (loss) on investment transactions	7	(184)	191
Net change in unrealized appreciation (depreciation) on investment transactions	762	3,270	(2,508)
Net increase (decrease) in net assets resulting from operations	$29,303	$24,653	$4,650
Average earning debt investments, at fair value	$336,622	$208,867	$127,755
Average earning preferred equity investments, at fair value	$481	$479	$2

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

Investment Income

Investment income increased from the year ended September 30, 2024 to the year ended September 30, 2025 by $9.7 million, primarily due to an increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $127.8 million that was partially offset by declining interest base rates.

The annualized income yield by debt security type for the years ended September 30, 2025 and 2024 are as follows:

	Year ended
	September 30, 2025	September 30, 2024
Senior secured	9.8%	11.1%
One stop	10.1%	11.8%
Second lien	13.9%	15.3%
Subordinated debt	14.0%	14.5%

Income yields on senior secured and one stop loans decreased for the year ended September 30, 2025 as compared to the year ended September 30, 2024, primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 99.0% of our loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2025 and 2024, the weighted average base rate floor of our loans was 0.81% and 0.79%, respectively.

As of September 30, 2025, we have second lien investments in two portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2025 and 2024:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Base management fee, net of waiver	$2,923	$1,151	$1,772
Income incentive fee	3,178	2,431	747
Capital gain incentive fee accrued under GAAP	78	308	(230)
Professional fees	784	520	264
Administrative service fee	459	258	201
General and administrative expenses	115	149	(34)
Net expenses	$7,537	$4,817	$2,720

Management Fees

The base management fee, net of waiver, increased for the year ended September 30, 2025 as compared to the year ended September 30, 2024, primarily as a result of (i) an increase in average adjusted gross assets and (ii) certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares in our common stock where GC Advisors agreed to waive 66.7% of the base management fee for the six months ended March 31, 2024 and 33.3% of the base management fee for the six months ended September 30, 2024 and six months ended March 31, 2025.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $0.7 million from the year ended September 30, 2024 to the year ended September 30, 2025 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by net funds growth. For each of the years ended September 30, 2025 and 2024, we were fully through the catch up provision of the Income Incentive Fee calculation and the Income Incentive Fee was equal to 10% of Pre-Incentive Fee Net Investment Income.

As of September 30, 2025 and 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of both September 30, 2025 and September 30, 2024, there was $0.4 million in capital gain incentive fee accrual under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. For the years ended September 30, 2025 and September 30, 2024, there was $0.1 million and $0.3 million, respectively, accrual for capital gain incentive fee under GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of September 30, 2025 and 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.4 million from the year ended September 30, 2024 to the year ended September 30, 2025 primarily due to higher administrative expenses and professional fees associated with servicing a growing portfolio.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2025 and September 30, 2024 were both $0.7 million.

As of September 30, 2025 and 2024, included in accounts payable and other liabilities were $0.3 million and $0.2 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for years ended September 30, 2025 and 2024:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Net realized gain (loss) from investments	$—	$10	$(10)
Net realized gain (loss) from forward currency contracts	—	(211)	211
Net realized gain (loss) from foreign currency transactions	7	17	(10)
Net realized gain (loss) from investment transactions	$7	$(184)	$191
Unrealized appreciation from investments	$2,221	$3,407	$(1,186)
Unrealized (depreciation) from investments	(1,505)	(394)	(1,111)
Unrealized appreciation (depreciation) from forward currency contracts	(100)	9	(109)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	146	248	(102)
Net change in unrealized appreciation (depreciation) on investment transactions	$762	$3,270	$(2,508)
During the year ended September 30, 2025, we had a net realized gain of less than $0.1 million, primarily due to realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the year ended September 30, 2024, we had a net realized loss of $0.2 million primarily due to realized losses recognized on the settlement of foreign currency contracts.

For the year ended September 30, 2025, we had $2.2 million in unrealized appreciation on 106 portfolio company investments, which was offset by $1.5 million in unrealized depreciation on 109 portfolio company investments. Unrealized appreciation for the year ended September 30, 2025 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the year ended September 30, 2025 primarily resulted from amortization of discounts on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

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

Liquidity and Capital Resources

For the year ended September 30, 2025, we experienced a net increase in cash and cash equivalents and foreign currencies of $2.7 million. During the year, we used $63.1 million in operating activities, primarily as a result of fundings of portfolio investments of $120.5 million, partially offset by proceeds from principal payments and sales of portfolio investments of $31.2 million. During the same year, cash provided by financing activities was $65.8 million, primarily as a result of proceeds from the issuance of common stock of $95.4 million, offset by distributions paid of $29.6 million.

For the year ended September 30, 2024, we experienced a net decrease in cash and cash equivalents and foreign currencies of $18.1 million. During the year, we used $164.6 million in operating activities, primarily as a result of fundings of portfolio investments of $189.9 million, partially offset by proceeds from principal payments and sales of portfolio investments of $10.0 million. During the same year, cash provided by financing activities was $146.4 million, primarily as a result of proceeds from the issuance of common stock of $167.6 million, offset by distributions paid of $21.2 million.

As of September 30, 2025 and 2024, we had $14.9 million and $12.3 million, respectively, of cash and cash equivalents and $0.1 million and less than $0.1 million, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of September 30, 2025 and 2024, we had investor capital subscriptions totaling $401.2 million and $378.3 million respectively, of which $401.2 million and $305.8 million, respectively, had been called and contributed, leaving $0 and $72.5 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facility

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in “Note 4” of our consolidated financial statements) with GC Advisors which, as of September 30, 2025, allowed us to borrow up to $75 million at any one time outstanding. As of September 30, 2025 and 2024, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of September 30, 2025, we did not have any outstanding borrowings.

As of September 30, 2025, we had outstanding commitments to fund investments totaling $63.8 million, including $29.8 million of unfunded commitments on revolvers. As of September 30, 2024, we had outstanding commitments to fund investments totaling $68.9 million, including $22.1 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2025 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of September 30, 2025. As of September 30, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of September 30, 2025 and 2024.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2025 and 2024, we had investments in 182 and 128 portfolio companies, respectively, with a total fair value of $390.1 million and $295.8 million, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025		September 30, 2024
	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage
Senior secured	$5,298	4.4%	$7,475	3.0%
One stop	111,670	93.6	236,351	95.5
Second lien	317	0.3	1,622	0.7
Subordinated debt	—	—	100	0.0 *
Equity	2,020	1.7	1,907	0.8
Total new investment commitments	$119,305	100.0%	$247,455	100.0%
* Represents an amount less than 0.1%

For the years ended September 30, 2025 and 2024, we had approximately $31.2 million and $10.0 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$16,637	$16,513	$16,647	$11,739	$11,618	$11,734
One stop	366,227	361,982	365,087	279,276	275,089	278,409
Second lien	1,132	1,119	1,143	1,071	1,053	1,071
Subordinated debt	155	153	156	163	160	163
Equity	N/A	5,465	7,095	N/A	3,873	4,448
Total	$384,151	$385,232	$390,128	$292,249	$291,793	$295,825

(1)As of September 30, 2025, $52.8 million and $53.3 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2024, $41.2 million and $41.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of both September 30, 2025 and 2024, we had no loans on non-accrual status. As of both September 30, 2025 and 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.7%.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025	September 30, 2024
Weighted average rate of new investment fundings	9.4%	10.8%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.1%	5.5%
Weighted average fees of new investment fundings	0.7%	1.0%
Weighted average rate of sales and payoffs of portfolio investments	10.2%	11.4%
As of September 30, 2025, 99.0% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 98.1% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of September 30, 2025 and 2024, the portfolio median(1) earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $97.5 million and $85.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2025 and 2024:

	As of September 30, 2025			As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)		Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$28,481		7.3%	$331	0.1%
4	356,700		91.4	291,978	98.7
3	4,947		1.3	3,516	1.2
2	0	*	0.0 †	—	—
1	—		—	—	—
Total	$390,128		100.0%	$295,825	100.0%
* Represents an amount less than $1.
† Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of September 30, 2025 and 2024:

	Average Price[1]
Category	As of September 30, 2025	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	94.3	94.0
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.7%	99.7%

(1)Includes only debt investments held as of September 30, 2025 and 2024. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, chief executive officer of GC Advisors and an interested director of Golub Capital Direct Lending Unlevered Corporation, and Mr. David Golub, our president, chief executive officer, and chairman, are managers of GC Advisors, and each of Messrs. Lawrence Golub and David Golub own an indirect pecuniary interest in GC Advisors.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us for $25.0 million. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15.0 million of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of September 30, 2025, we have issued 2,667,366.664 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $40.0 million and have also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.
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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both September 30, 2025 and 2024 were valued using Level 3 inputs. As of both September 30, 2025 and 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs. As of September 30, 2025 and 2024, all forward currency contracts were valued using Level 2 inputs.

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

Non-accrual loans: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of September 30, 2025 and 2024, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2025, we did not incur any U.S. federal excise tax. For the year ended September 30, 2024, we recorded $28,000 for U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2025 and 2024, the weighted average floor on loans subject to floating interest rates was 0.81% and 0.79%, respectively. In addition, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
(In thousands)
Down 200 basis points	$(7,596)
Down 150 basis points	(5,700)
Down 100 basis points	(3,802)
Down 50 basis points	(1,902)
Up 50 basis points	1,902
Up 100 basis points	3,804
Up 150 basis points	5,705
Up 200 basis points	7,607

(1)Assumes applicable three-month base rate as of September 30, 2025, with the exception of SONIA and Prime that utilize the September 30, 2025 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
Management assessed the effectiveness of Golub Capital Direct Lending Unlevered Corporation’s internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2025, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Golub Capital Direct Lending Unlevered Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital Direct Lending Unlevered Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2025 and 2024, by correspondence with custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Chicago, Illinois
November 26, 2025

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2025	September 30, 2024

Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $385,232 and $291,793, respectively)	$390,128	$295,825
Cash and cash equivalents	14,884	12,261
Foreign currencies (cost of $132 and $17, respectively)	129	10
Interest receivable	3,878	2,888
Receivable for investments	383	2,673
Deferred offering costs	—	58
Other assets	370	363
Total Assets	$409,772	$314,078
Liabilities
Distributions payable	$5,130	$5,423
Management and income incentive fees payable	1,780	1,305
Accrued trustee fees	23	35
Unrealized depreciation on forward currency contracts	285	185
Accounts payable and other liabilities	967	936
Total Liabilities	8,185	7,884
Commitments and Contingencies (Note 10)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and 2024	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 26,772,467.472 and 20,412,978.874 shares issued and outstanding as of September 30, 2025 and 2024, respectively	27	20
Paid in capital in excess of par	401,229	305,901
Distributable earnings (losses)	331	273
Total Net Assets	401,587	306,194
Total Liabilities and Total Net Assets	$409,772	$314,078
Number of common shares outstanding	26,772,467.472	20,412,978.874
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended September 30,
	2025	2024	2023
Investment income
Interest income	$33,771	$24,617	$8,822
Payment-in-kind interest income	1,962	1,609	739
Dividend income	160	73	52
Fee income	178	113	21
Total investment income	36,071	26,412	9,634
Expenses
Base management fee	3,466	2,150	832
Incentive fee	3,256	2,739	930
Professional fees	784	520	688
Administrative service fee	459	258	103
General and administrative expenses	115	149	101
Total expenses	8,080	5,816	2,654
Base management fee waived (Note 4)	(543)	(999)	(676)
Incentive fee waived (Note 4)	—	—	(319)
Operating expenses reimbursement waived (Note 4)	—	—	(195)
Net expenses	7,537	4,817	1,464
Net investment income - before tax	28,534	21,595	8,170
Excise tax	—	28	40
Net investment income - after tax	28,534	21,567	8,130
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	10	7
Forward currency contracts	—	(211)	—
Foreign currency transactions	7	17	6
Net realized gain (loss) on investment transactions	7	(184)	13
Net change in unrealized appreciation (depreciation) from:
Investments	716	3,013	847
Forward currency contracts	(100)	9	(194)
Translation of assets and liabilities in foreign currencies	146	248	204
Net change in unrealized appreciation (depreciation) on investment transactions	762	3,270	857
Net gain (loss) on investment transactions	769	3,086	870
Net increase (decrease) in net assets resulting from operations	$29,303	$24,653	$9,000
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$1.24	$1.60	$1.47
Basic and diluted weighted average common shares outstanding (Note 11)	23,647,622	15,431,006	6,113,779

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	4,571,826.354	$4	$68,573	$—	$68,577
Issuance of common stock	4,640,929.733	5	69,609	—	69,614
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	8,130	8,130
Net realized gain (loss) on investment transactions	—	—	—	13	13
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	857	857
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	24,517.522	—	368	—	368
Distributions from distributable earnings (losses)	—	—	—	(7,044)	(7,044)
Distributions declared and payable	—	—	—	(1,956)	(1,956)
Tax reclassification of stockholders equity in accordance with generally accepted accounting principles	—	—	(127)	127	—
Total increase (decrease) for the year ended September 30, 2022	4,665,447.255	5	69,850	127	69,982
Balance at September 30, 2023	9,237,273.609	9	138,423	127	138,559
Issuance of common stock	11,175,705.265	11	167,624	—	167,635
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	21,567	21,567
Net realized gain (loss) on investment transactions	—	—	—	(184)	(184)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	3,270	3,270
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(19,230)	(19,230)
Distributions declared and payable	—	—	—	(5,423)	(5,423)
Tax reclassification of stockholders equity in accordance with generally accepted accounting principles	—	—	(146)	146	—
Total increase (decrease) for the year ended September 30, 2024	11,175,705.265	11	167,478	146	167,635
Balance at September 30, 2024	20,412,978.874	20	305,901	273	306,194
Issuance of common stock	6,359,488.598	7	95,386	—	95,393
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	28,534	28,534
Net realized gain (loss) on investment transactions	—	—	—	7	7
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	762	762
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(24,173)	(24,173)
Distributions declared and payable	—	—	—	(5,130)	(5,130)
Tax reclassification of stockholders equity in accordance with generally accepted accounting principles	—	—	(58)	58	—
Total increase (decrease) for the year ended September 30, 2025	6,359,488.598	7	95,328	58	95,393
Balance at September 30, 2025	26,772,467.472	$27	$401,229	$331	$401,587

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$29,303	$24,653	$9,000
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs	58	118	106
Accretion of discounts and amortization of premiums	(1,129)	(748)	(264)
Net realized (gain) loss on investments	—	(10)	(7)
Net realized (gain) loss on forward currency contracts	—	211	—
Net realized (gain) loss on foreign currency transactions	(7)	(17)	(6)
Net change in unrealized (appreciation) depreciation on investments	(716)	(3,013)	(847)
Net change in unrealized (appreciation) depreciation on forward currency contracts	100	(9)	194
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(146)	(248)	(204)
Proceeds from (fundings of) revolving loans, net	(1,085)	(341)	(163)
Fundings of investments	(120,533)	(189,899)	(55,512)
Proceeds from principal payments and sales of portfolio investments	31,244	10,042	1,864
Funding of settlements of forward currency contracts	—	(211)	—
Payment-in-kind interest capitalized	(1,950)	(1,627)	(734)
Non-cash dividends capitalized	(88)	(73)	(48)
Proceeds from non-cash dividends	99	—	—
Changes in operating assets and liabilities:
Interest receivable	(990)	(1,970)	(631)
Receivable for investments	2,290	(2,673)	—
Other assets	(7)	138	(494)
Payable for investments purchased	—	(319)	319
Management and income incentive fees payable	475	1,252	417
Accrued trustee fees	(12)	9	8
Accounts payable and other liabilities	31	147	259
Net cash provided by (used in) operating activities	(63,063)	(164,588)	(46,743)
Cash flows from financing activities
Borrowings on debt	35	—	—
Repayments of debt	(35)	—	—
Deferred offering costs	—	—	(106)
Proceeds from issuance of common shares	95,393	167,635	69,614
Distributions paid	(29,596)	(21,186)	(7,004)
Net cash provided by (used in) financing activities	65,797	146,449	62,504
Net change in cash and cash equivalents and foreign currencies	2,734	(18,139)	15,761
Effect of foreign currency exchange rates	8	14	6
Cash and cash equivalents and foreign currencies, beginning of period	12,271	30,396	14,629
Cash and cash equivalents and foreign currencies, end of period	$15,013	$12,271	$30,396
Supplemental disclosure of cash flow information:
Distributions declared for the period	$29,303	$24,653	$9,000
Supplemental disclosure of non-cash operating and financing activity:
Stock issued in connection with dividend reinvestment plan	$—	$—	$368
Change in distributions payable	(293)	3,467	1,628

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2025	September 30, 2024
Cash and cash equivalents	$14,884	$12,261
Foreign currencies (cost of $132 and $17, respectively)	129	10
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$15,013	$12,271
(1) See Note 2 for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	9.00%				02/2029	$5,286	$5,196	1.3%	$5,259
PPW Aero Buyer, Inc.(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
PPW Aero Buyer, Inc.	One stop				N/A(6)				02/2029	—	—	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	9.00%				02/2029	271	269	0.1	269
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	9.00%				02/2029	50	50	—	50
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	9.00%				09/2031	50	50	—	50
PPW Aero Buyer, Inc.	One stop				N/A(6)				09/2031	—	—	—	—
Titan BW Borrower L.P.(17)	One stop	SF +	5.26%	(h)	6.58%	cash/	2.88%	PIK	07/2032	575	570	0.1	570
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
Titan BW Borrower L.P.	One stop				N/A(6)				07/2032	—	—	—	—
										6,232	6,133	1.5	6,197
Air Freight & Logistics
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(h)	9.00%				11/2031	2,920	2,867	0.7	2,891
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(h)	9.20%				11/2031	184	181	—	182
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(h)	9.00%				11/2031	739	732	0.2	732
RJW Group Holdings, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	(1)
										3,843	3,779	0.9	3,804
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(i)	8.62%				11/2030	295	293	0.1	293
Arnott, LLC	One stop	SF +	4.75%	(i)	8.74%				11/2030	22	21	—	21
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	9.06%				01/2030	1,749	1,724	0.4	1,749
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)(i)	9.00%				01/2030	933	926	0.2	933
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	8.95%				01/2030	42	38	—	42
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	9.04%				01/2030	11	11	—	11
Collision SP Subco, LLC(5)	One stop				N/A(6)				01/2030	—	(1)	—	—
OEConnection, LLC	One stop	SF +	5.25%	(g)	9.41%				04/2031	4,391	4,356	1.1	4,405
OEConnection, LLC	One stop	SF +	5.25%	(g)	9.41%				04/2031	766	760	0.2	769
OEConnection, LLC(5)	One stop				N/A(6)				04/2031	—	(4)	—	2
OEConnection, LLC	One stop				N/A(6)				04/2031	—	—	—	—
										8,209	8,124	2.0	8,225
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(g)(h)	9.32%				06/2030	1,858	1,837	0.6	1,858
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	9.90%				06/2030	86	83	—	86
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	9.03%				07/2029	99	98	—	99
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(h)	9.00%				07/2029	5,375	5,341	1.4	5,375
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	9.24%				07/2029	41	40	—	41
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(h)	9.00%				07/2029	72	71	—	72
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	8.91%				06/2031	6,525	6,480	1.6	6,525
Quick Quack Car Wash Holdings, LLC(5)	One stop				N/A(6)				06/2031	—	(4)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	8.91%				06/2031	366	362	0.1	366
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	8.91%				06/2031	8	8	—	8
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	8.91%				06/2031	1	1	—	1
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(h)	9.50%				12/2029	3,216	3,185	0.8	3,216
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(h)	9.50%				12/2029	136	129	—	136
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(h)	9.79%				12/2029	891	883	0.2	891
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(h)	9.31%				12/2029	1	—	—	1
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(h)	9.31%				12/2029	42	42	—	42
										18,717	18,556	4.7	18,717
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Banks
Empyrean Solutions, LLC	One stop	SF +	4.50%	(h)	8.50%				11/2031	$258	$257	—%	$258
Empyrean Solutions, LLC	One stop				N/A(6)				11/2031	—	—	—	—
Empyrean Solutions, LLC	One stop				N/A(6)				11/2031	—	—	—	—
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(h)	9.31%				12/2029	709	702	0.2	709
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(h)	9.32%				12/2029	678	672	0.2	678
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(h)	9.31%				12/2029	56	55	—	56
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(h)	9.32%				12/2029	8	6	—	8
										1,709	1,692	0.4	1,709
Beverages
Financial Information Technologies, LLC	One stop	SF +	4.75%	(h)	8.75%				06/2030	1,482	1,462	0.4	1,482
Financial Information Technologies, LLC	One stop	SF +	4.75%	(h)	8.75%				06/2030	620	614	0.1	620
Financial Information Technologies, LLC	One stop				N/A(6)				06/2030	—	—	—	—
Financial Information Technologies, LLC(5)	One stop				N/A(6)				06/2030	—	(1)	—	—
Financial Information Technologies, LLC	One stop	SF +	4.75%	(h)	8.75%				06/2030	1,136	1,133	0.3	1,136
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)				02/2032	—	(3)	—	—
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)				02/2032	—	(1)	—	—
Spindrift Beverage Co. Inc.	One stop	SF +	5.00%	(h)	9.29%				02/2032	1,131	1,118	0.3	1,131
										4,369	4,322	1.1	4,369
Building Products
BECO Holding Company, Inc.	One stop	SF +	5.25%	(h)	9.40%				11/2028	84	84	—	84
BECO Holding Company, Inc.(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
										84	83	—	84
Capital Markets
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.75%				01/2031	2,573	2,549	0.7	2,573
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.75%				01/2031	102	97	—	102
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.75%				01/2031	865	857	0.2	865
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.75%				01/2031	1,321	1,312	0.3	1,321
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.75%				01/2031	50	50	—	50
										4,911	4,865	1.2	4,911
Chemicals
AP Adhesives Holdings, LLC	One stop				N/A(6)				04/2032	—	—	—	—
AP Adhesives Holdings, LLC	One stop				N/A(6)				04/2031	—	—	—	—
AP Adhesives Holdings, LLC	One stop	SF +	4.75%	(h)	8.80%				04/2032	267	265	0.1	267
JSG II, Inc. and Checkers USA, Inc.	One stop	SF +	4.50%	(g)	8.66%				09/2032	421	419	0.1	419
JSG II, Inc. and Checkers USA, Inc.	One stop	SF +	4.50%	(g)	8.66%				09/2032	4	4	—	4
JSG II, Inc. and Checkers USA, Inc.(5)	One stop				N/A(6)				09/2032	—	—	—	(1)
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	8.91%				03/2029	169	168	—	169
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	8.90%				03/2029	11	11	—	11
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	8.91%				03/2029	53	52	—	53
										925	919	0.2	922
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(h)	9.25%				10/2029	40	38	—	40
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(h)	9.31%				10/2029	4,086	4,024	1.0	4,086
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	9.33%				01/2031	3,239	3,211	0.8	3,223
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	9.22%				01/2031	1,054	1,045	0.3	1,049
CHA Vision Holdings, Inc.(5)	One stop				N/A(6)				01/2030	—	(2)	—	(1)
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	9.00%				01/2031	50	50	—	50
CHA Vision Holdings, Inc.	One stop				N/A(6)				01/2031	—	—	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(h)	9.31%				09/2030	461	450	0.1	461
Kleinfelder Intermediate, LLC	One stop	P +	4.00%	(a)	11.25%				09/2028	11	11	—	11
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(h)	9.31%				09/2030	50	49	—	50
North Haven Stack Buyer, LLC	One stop	SF +	4.75%	(h)	8.95%				07/2027	1,238	1,235	0.3	1,238
North Haven Stack Buyer, LLC(17)	Second lien	N/A			9.75%	cash/	2.50%	PIK	01/2028	319	317	0.1	319
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PSC Parent, Inc.	One stop	SF +	5.00%	(g)	9.16%		04/2030	$108	$106	—%	$108
PSC Parent, Inc.	One stop	SF +	5.00%	(g)	9.15%		04/2031	1,648	1,635	0.4	1,648
PSC Parent, Inc.	One stop	SF +	5.00%	(g)	9.17%		04/2031	183	181	—	183
PSC Parent, Inc.	One stop	SF +	5.00%	(g)	9.16%		04/2031	275	274	0.1	275
WRE Holding Corp.(5)	One stop				N/A(6)		07/2030	—	(3)	—	—
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.87%		07/2031	2,611	2,589	0.8	2,611
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.14%		07/2031	287	285	0.1	287
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.13%		07/2031	173	172	—	173
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.12%		07/2031	134	134	—	134
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.17%		07/2031	47	47	—	47
WRE Holding Corp.	One stop	SF +	5.00%	(h)	9.30%		07/2031	48	48	—	48
WRE Holding Corp.	One stop	SF +	5.00%	(h)	9.23%		07/2031	30	30	—	30
								16,092	15,926	4.0	16,070
Construction & Engineering
Consor Intermediate II, LLC	One stop	SF +	4.75%	(g)(h)	8.75%		05/2031	3,361	3,347	0.8	3,361
Consor Intermediate II, LLC(5)	One stop				N/A(6)		05/2031	—	(2)	—	—
Consor Intermediate II, LLC(5)	One stop				N/A(6)		05/2031	—	(5)	—	—
DCCM, LLC	One stop	SF +	4.75%	(g)	8.91%		06/2032	237	236	0.1	237
DCCM, LLC	One stop				N/A(6)		06/2032	—	—	—	—
DCCM, LLC(5)	One stop				N/A(6)		06/2032	—	(1)	—	—
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.50%		12/2030	18	17	—	18
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.67%		12/2030	19	19	—	19
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.62%		12/2030	264	262	0.1	264
								3,899	3,873	1.0	3,899
Diversified Consumer Services
ABC Legal Holdings, LLC	One stop	SF +	4.50%	(g)	8.65%		08/2032	620	617	0.2	614
ABC Legal Holdings, LLC(5)	One stop				N/A(6)		08/2032	—	(1)	—	(1)
ABC Legal Holdings, LLC(5)	One stop				N/A(6)		08/2032	—	(1)	—	(2)
Any Hour, LLC	One stop	SF +	5.25%	(h)	9.25%		05/2030	1,994	1,971	0.5	1,915
Any Hour, LLC	One stop	SF +	5.25%	(h)	9.30%		05/2030	183	179	—	171
Any Hour, LLC	One stop	SF +	5.25%	(h)	9.25%		05/2030	56	53	—	33
Any Hour, LLC(17)	One stop	N/A			13.00%	PIK	05/2031	728	718	0.2	691
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.17%		10/2030	50	50	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.20%		10/2030	1,080	1,058	0.3	1,080
Apex Service Partners, LLC(5)	One stop				N/A(6)		10/2029	—	(10)	—	—
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.20%		10/2030	4,538	4,442	1.1	4,538
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.31%		10/2030	50	49	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.21%		10/2030	28	28	—	28
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(h)	8.50%		05/2030	4,255	4,242	1.1	4,255
CHVAC Services Investment, LLC(5)	One stop				N/A(6)		05/2030	—	(3)	—	—
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(h)	8.50%		05/2030	1,107	1,095	0.3	1,107
CHVAC Services Investment, LLC	One stop			(h)	N/A(6)		05/2030	—	—	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.65%		07/2029	196	195	—	196
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.65%		07/2029	5	4	—	5
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.65%		07/2029	57	56	—	57
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	9.45%		06/2029	467	462	0.1	467
HS Spa Holdings, Inc.	One stop	P +	4.25%	(a)	11.50%		06/2028	14	14	—	14
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	9.56%		06/2029	154	154	—	154
Kodiak Buyer, LLC	One stop	SF +	4.50%	(h)	8.50%		07/2032	246	244	0.1	244
Kodiak Buyer, LLC	One stop				N/A(6)		07/2032	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kodiak Buyer, LLC	One stop				N/A(6)				07/2032	$—	$—	—%	$—
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	9.25%				05/2028	19	18	—	19
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	9.16%				05/2028	1,864	1,857	0.5	1,864
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	9.16%				05/2028	744	743	0.2	744
Litera Bidco, LLC	One stop				N/A(6)				05/2028	—	—	—	—
NSG Buyer, Inc.	One stop	SF +	5.00%	(h)	9.00%				11/2029	5,214	5,130	1.3	5,214
NSG Buyer, Inc.	One stop	SF +	5.00%	(h)	9.00%				11/2028	23	21	—	23
NSG Buyer, Inc. (5)	One stop				N/A(6)				11/2029	—	(1)	—	—
Salisbury House, LLC	One stop	SF +	5.00%	(h)	9.16%				08/2032	28	27	—	26
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(2)
Salisbury House, LLC	One stop	SF +	5.00%	(g)	9.16%				08/2032	1,228	1,222	0.3	1,216
Severin Acquisition, LLC(17)	One stop	SF +	5.00%	(g)	6.91%	cash/	2.25%	PIK	10/2031	2,230	2,211	0.5	2,207
Severin Acquisition, LLC(5)	One stop				N/A(6)				10/2031	—	(2)	—	(3)
Severin Acquisition, LLC(17)	One stop	SF +	5.00%	(g)	6.91%	cash/	2.25%	PIK	10/2031	78	76	—	73
Stellar Brands, LLC	Senior secured	SF +	4.50%	(h)	8.50%				02/2031	461	458	0.1	461
Stellar Brands, LLC	Senior secured				N/A(6)				02/2031	—	—	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	9.41%				12/2030	4,761	4,725	1.2	4,761
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(4)	—	—
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2030	—	(2)	—	—
										32,478	32,094	8.0	32,269
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(3)	—	—
Baker Tilly Advisory Group, LP	One stop				N/A(6)				06/2031	—	—	—	—
Baker Tilly Advisory Group, LP	One stop	SF +	4.75%	(g)	8.91%				06/2031	1,277	1,262	0.3	1,280
Baker Tilly Advisory Group, LP	One stop	SF +	4.50%	(g)	8.66%				06/2031	233	232	0.1	233
Deerfield Dakota Holding, LLC(5)	One stop				N/A(6)				09/2032	—	(2)	—	(2)
Deerfield Dakota Holding, LLC(17)	One stop	SF +	5.75%	(h)	7.06%	cash/	2.75%	PIK	09/2032	1,862	1,844	0.5	1,844
Equity Methods, LLC	One stop	SF +	4.75%	(h)	8.75%				04/2032	907	903	0.2	907
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	—
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	—
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.50%	(g)	8.67%				11/2028	872	867	0.2	872
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(g)	8.91%				11/2028	280	278	0.1	280
Wealth Enhancement Group, LLC	One stop				N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(h)	8.79%				10/2028	159	159	—	159
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(h)	8.79%				10/2028	220	220	0.1	220
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(g)(h)	8.78%				10/2028	61	60	—	61
Wealth Enhancement Group, LLC	One stop				N/A(6)				10/2028	—	—	—	—
										5,871	5,818	1.5	5,854
Electric Utilities
Smart Energy Systems, Inc.(17)	One stop	SF +	7.50%	(h)(i)	7.88%	cash/	3.75%	PIK	01/2030	44	44	—	44
Smart Energy Systems, Inc.(17)	One stop	SF +	7.50%	(h)	8.04%	cash/	3.75%	PIK	01/2030	404	396	0.1	396
										448	440	0.1	440
Electrical Equipment
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(h)	8.75%				12/2030	131	129	—	131
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(g)(h)	9.67%				12/2030	4	3	—	4
Wildcat TopCo, Inc.	One stop	SF +	4.75%	(g)	8.91%				11/2031	1,454	1,441	0.4	1,454
Wildcat TopCo, Inc.	One stop	P +	3.75%	(a)	11.00%				11/2031	7	5	—	7
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	—
										1,596	1,577	0.4	1,596
Electronic Equipment, Instruments & Components
CST Holding Company	One stop	SF +	5.00%	(g)	9.26%				11/2028	1,550	1,504	0.4	1,550
CST Holding Company(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
										1,550	1,503	0.4	1,550
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Blast Bidco Inc.	One stop	SF +	6.00%	(h)	10.00%	10/2030	$3,852	$3,810	1.0%	$3,852
Blast Bidco Inc.(5)	One stop				N/A(6)	10/2029	—	(5)	—	—
Eagle Family Foods Group, LLC	One stop	SF +	5.00%	(h)(i)	9.19%	08/2030	802	796	0.2	802
Eagle Family Foods Group, LLC(5)	One stop				N/A(6)	08/2030	—	(1)	—	—
Zullas, L.C.	One stop	SF +	4.75%	(g)	8.91%	06/2031	10	9	—	10
Zullas, L.C.	One stop	SF +	4.75%	(g)	8.91%	06/2031	176	175	—	176
Zullas, L.C.(5)	One stop				N/A(6)	06/2031	—	(1)	—	—
							4,840	4,783	1.2	4,840
Healthcare Equipment & Supplies
Belmont Instrument, LLC	One stop	SF +	5.25%	(h)	9.25%	08/2028	1,270	1,254	0.3	1,270
Belmont Instrument, LLC(5)	One stop				N/A(6)	08/2028	—	(1)	—	—
Centegix Intermediate II, LLC	One stop	SF +	5.50%	(h)	9.69%	08/2032	1,319	1,312	0.3	1,312
Centegix Intermediate II, LLC(5)	One stop				N/A(6)	08/2032	—	(1)	—	(1)
Centegix Intermediate II, LLC(5)	One stop				N/A(6)	08/2032	—	(2)	—	(2)
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.70%	06/2031	2,664	2,642	0.7	2,664
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)	05/2030	—	(2)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.51%	06/2031	515	507	0.1	515
Isto Group, Inc.	One stop				N/A(6)	09/2032	—	—	—	—
Isto Group, Inc.	One stop	SF +	4.75%	(h)	8.77%	09/2032	235	234	0.1	234
Isto Group, Inc.(5)	One stop				N/A(6)	09/2032	—	(1)	—	(1)
RTI Surgical, Inc.(5)	One stop				N/A(6)	09/2032	—	(1)	—	(1)
RTI Surgical, Inc.	One stop	SF +	4.75%	(h)	8.75%	09/2032	1,197	1,191	0.3	1,191
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(g)	8.66%	12/2029	397	397	0.1	397
TIDI Legacy Products, Inc.	One stop				N/A(6)	12/2029	—	—	—	—
TIDI Legacy Products, Inc.	One stop				N/A(6)	12/2029	—	—	—	—
YI, LLC	One stop	SF +	5.75%	(g)	9.90%	12/2029	1,548	1,526	0.4	1,532
YI, LLC(5)	One stop				N/A(6)	12/2029	—	(4)	—	(3)
							9,145	9,051	2.3	9,107
Healthcare Providers & Services
Bamboo US Bidco LLC(8)	One stop	E +	5.25%	(c)	7.28%	09/2030	360	317	0.1	360
Bamboo US Bidco LLC	One stop	SF +	5.25%	(g)(h)	9.48%	09/2030	78	78	—	78
Bamboo US Bidco LLC	One stop				N/A(6)	09/2030	—	—	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)	9.56%	09/2030	75	75	—	75
Bamboo US Bidco LLC(5)	One stop				N/A(6)	10/2029	—	(2)	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)	9.56%	09/2030	493	483	0.1	493
Bayou Intermediate II, LLC(5)	One stop				N/A(6)	09/2032	—	—	—	(1)
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(h)	8.76%	09/2032	671	667	0.2	664
Bayou Intermediate II, LLC(5)	One stop				N/A(6)	09/2032	—	(1)	—	(2)
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	5.00%	(h)	9.29%	11/2030	231	229	0.1	231
Benefit Plan Administrators of Eau Claire, LLC	One stop				N/A(6)	11/2030	—	—	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop				N/A(6)	11/2030	—	(1)	—	—
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	5.00%	(h)	9.29%	11/2030	1,236	1,229	0.3	1,236
BHG Holdings, LLC	One stop	SF +	5.25%	(g)	9.41%	04/2032	1,916	1,900	0.5	1,916
BHG Holdings, LLC(5)	One stop				N/A(6)	04/2032	—	(2)	—	—
BHG Holdings, LLC(5)	One stop				N/A(6)	04/2032	—	(4)	—	—
Community Care Partners, LLC	One stop	SF +	6.00%	(g)	10.27%	06/2026	141	140	—	141
HP TLE Buyer, Inc.	One stop	SF +	4.75%	(h)	8.75%	07/2032	1,864	1,855	0.5	1,854
HP TLE Buyer, Inc.(5)	One stop				N/A(6)	07/2032	—	(2)	—	(2)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
LOV Acquisition LLC	Senior secured	SF +	4.25%	(g)	8.41%				11/2031	$1,581	$1,574	0.4%	$1,581
LOV Acquisition LLC(5)	Senior secured				N/A(6)				11/2031	—	(1)	—	—
Premise Health Holding Corp.	One stop	SF +	5.25%	(h)	9.25%				03/2031	4,944	4,887	1.2	4,944
Premise Health Holding Corp.(5)	One stop				N/A(6)				03/2030	—	(6)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	9.95%				08/2029	3,715	3,678	0.9	3,715
PPV Intermediate Holdings, LLC(17)	One stop	N/A			14.75%	PIK			08/2030	1,863	1,834	0.5	1,895
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	550	545	0.2	550
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	127	126	—	127
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	23	23	—	23
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	23	22	—	23
PPV Intermediate Holdings, LLC(5)	One stop				N/A(6)				08/2029	—	(3)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(h)	9.45%				08/2029	157	155	—	157
										20,048	19,795	5.0	20,058
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.50%	(h)	9.50%				05/2030	68	68	—	68
Amberfield Acquisition Co.	One stop	SF +	5.50%	(h)	9.50%				05/2030	2,030	2,014	0.5	2,030
Amberfield Acquisition Co.	One stop	SF +	5.50%	(h)	9.50%				05/2030	50	48	—	50
Color Intermediate, LLC	Senior secured	SF +	4.75%	(h)	8.85%				10/2029	717	708	0.2	717
Crow River Buyer, Inc.	One stop	SF +	6.00%	(h)	10.31%				01/2029	258	255	0.1	258
Crow River Buyer, Inc.(5)	One stop				N/A(6)				01/2029	—	(1)	—	—
Crow River Buyer, Inc.	One stop	SF +	6.00%	(g)	10.17%				01/2029	547	543	0.1	547
GHX Ultimate Parent Corporation	One stop	SF +	4.75%	(h)	8.75%				12/2031	3,101	3,073	0.8	3,101
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				12/2031	—	(3)	—	—
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
Healthmark Holdings, L.P.	One stop	SF +	4.50%	(h)	8.70%				07/2032	536	534	0.1	531
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.82%				07/2031	233	231	0.1	233
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.82%				07/2031	14	14	—	14
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.82%				07/2031	4	4	—	4
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Modernizing Medicine, Inc.(17)	One stop	SF +	4.75%	(h)	6.50%	cash/	2.25%	PIK	04/2032	3,469	3,437	0.9	3,469
Modernizing Medicine, Inc.(5)	One stop				N/A(6)				04/2032	—	(3)	—	—
Neptune Holdings, Inc.	One stop	SF +	4.50%	(h)	8.50%				09/2030	1,423	1,401	0.3	1,423
Neptune Holdings, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.(17)	One stop	SF +	4.95%	(g)	6.66%	cash/	2.45%	PIK	08/2031	3,039	3,014	0.8	3,039
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	—
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(2)	—	—
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	10.05%				05/2029	258	255	0.1	219
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	10.05%				05/2028	29	29	—	25
Plasma Buyer LLC	One stop	SF +	6.25%	(h)	10.55%				05/2029	10	10	—	8
										15,786	15,625	4.0	15,734
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.38%				08/2028	28	28	—	28
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)(i)	10.25%				08/2028	63	63	—	63
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.15%				08/2028	101	95	—	101
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)(i)	10.34%				08/2028	557	554	0.2	557
Crumbl Enterprises, LLC	One stop	SF +	4.50%	(h)	8.50%				05/2032	2,143	2,133	0.5	2,143
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Crumbl Enterprises, LLC	One stop	SF +	4.50%	(h)	8.50%				05/2032	$28	$27	—%	$28
ESN Venture Holdings, LLC(17)	One stop	SF +	6.26%	(h)	6.88%	cash/	3.38%	PIK	10/2029	1,402	1,384	0.4	1,402
ESN Venture Holdings, LLC(17)	One stop	SF +	6.26%	(h)	6.88%	cash/	3.38%	PIK	10/2029	47	47	—	47
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2029	—	(1)	—	—
ESN Venture Holdings, LLC(17)	One stop	SF +	6.26%	(h)	6.88%	cash/	3.38%	PIK	10/2029	212	209	0.1	212
ESN Venture Holdings, LLC(17)	One stop	SF +	6.26%	(h)	6.88%	cash/	3.38%	PIK	10/2029	97	96	—	97
ESN Venture Holdings, LLC(17)	One stop	SF +	6.26%	(h)	6.94%	cash/	3.38%	PIK	10/2029	29	28	—	29
ESN Venture Holdings, LLC(17)	One stop	SF +	6.26%	(h)	6.87%	cash/	3.38%	PIK	10/2029	240	238	0.1	240
ESN Venture Holdings, LLC(17)	One stop	SF +	6.26%	(h)	6.88%	cash/	3.38%	PIK	10/2029	115	114	—	115
ESN Venture Holdings, LLC(17)	One stop	SF +	6.26%	(h)	6.88%	cash/	3.38%	PIK	10/2029	60	60	—	60
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(h)	10.21%				11/2029	658	651	0.2	658
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(h)	10.30%				11/2029	492	480	0.1	492
Health Buyer, LLC	Senior secured	SF +	5.25%	(h)	9.25%				04/2029	125	124	—	125
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	9.50%				04/2029	64	63	—	64
Health Buyer, LLC	Senior secured				N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	9.50%				04/2029	32	32	—	32
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	9.50%				04/2029	29	28	—	29
Olo Parent, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
Olo Parent, Inc.	One stop	SF +	4.50%	(h)	8.56%				09/2032	1,872	1,867	0.6	1,867
Patriot Acquireco, LLC	One stop	SF +	4.50%	(h)	8.66%				09/2032	26	25	—	25
Patriot Acquireco, LLC	One stop	SF +	4.50%	(h)	8.66%				09/2032	1,800	1,791	0.4	1,791
PB Group Holdings, LLC(17)	One stop	SF +	5.50%	(g)	6.91%	cash/	2.75%	PIK	08/2030	2,341	2,332	0.6	2,341
PB Group Holdings, LLC	One stop	SF +	5.00%	(g)	9.16%				08/2030	32	31	—	32
QSR Acquisition Co.	One stop	SF +	4.25%	(h)	8.25%				06/2032	3,372	3,359	0.8	3,372
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(1)	—	—
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(3)	—	—
Saguaro Buyer, LLC	One stop	SF +	4.50%	(g)	8.66%				07/2032	160	159	—	160
Saguaro Buyer, LLC	One stop	SF +	4.50%	(g)	8.66%				07/2032	2	2	—	2
Saguaro Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC	One stop	SF +	4.50%	(g)	8.66%				07/2032	4	4	—	4
SDC Holdco, LLC	One stop	SF +	4.38%	(g)	8.54%				07/2032	1,219	1,213	0.3	1,213
SDC Holdco, LLC(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
SSRG Holdings, LLC(5)	One stop				N/A(6)				11/2029	—	(1)	—	(1)
SSRG Holdings, LLC	One stop	SF +	4.75%	(h)	8.75%				11/2029	271	270	0.1	270
Super REGO, LLC(17)	Subordinated debt	N/A			15.00%	PIK			03/2030	37	37	—	37
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	8.75%				10/2027	1,608	1,598	0.4	1,608
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	8.75%				10/2027	11	11	—	11
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	8.75%				10/2027	233	232	0.1	233
										19,510	19,378	4.9	19,486
Household Products
WU Holdco, Inc.	One stop	SF +	4.75%	(h)	8.75%				04/2032	423	421	0.1	423
WU Holdco, Inc.	One stop				N/A(6)				04/2032	—	—	—	—
WU Holdco, Inc.	One stop				N/A(6)				04/2032	—	—	—	—
										423	421	0.1	423
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.75%				07/2029	235	233	0.1	235
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.75%				07/2029	2	2	—	2
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.75%				07/2029	60	59	—	60
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.75%				07/2029	31	31	—	31
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.75%				07/2029	36	36	—	36
Essential Services Holdings Corporation	One stop	SF +	5.00%	(h)	9.32%				06/2031	2,500	2,480	0.6	2,475
Essential Services Holdings Corporation	One stop	SF +	5.00%	(h)	9.19%				06/2030	61	59	—	59
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Essential Services Holdings Corporation(5)	One stop				N/A(6)				06/2031	$—	$(2)	—%	$(5)
Excelitas Technologies Corp.	One stop	SF +	5.25%	(g)	9.41%				08/2029	643	636	0.2	643
Excelitas Technologies Corp.(8)	One stop	E +	5.25%	(b)	7.16%				08/2029	129	112	—	129
Excelitas Technologies Corp.	One stop				N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2029	—	(24)	—	—
										3,697	3,622	0.9	3,665
Insurance
Bellwether Buyer, LLC	One stop	SF +	4.50%	(g)	8.66%				04/2032	12	12	—	$12
Bellwether Buyer, LLC	One stop	SF +	4.50%	(g)	8.64%				04/2032	231	230	0.1	231
Bellwether Buyer, LLC	One stop				N/A(6)				04/2032	—	—	—	—
Captive Resources Midco, LLC	One stop	SF +	4.50%	(g)	8.66%				07/2029	4,460	4,419	1.1	4,460
Captive Resources Midco, LLC(5)	One stop				N/A(6)				07/2028	—	(1)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	9.25%				12/2030	2,561	2,542	0.6	2,561
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	9.25%				12/2029	67	63	—	67
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	9.25%				12/2030	2,413	2,395	0.6	2,413
Doxa Insurance Holdings LLC	One stop				N/A(6)				12/2030	—	—	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	4.75%	(g)	8.91%				07/2030	497	490	0.1	497
Integrated Specialty Coverages, LLC	One stop				N/A(6)				07/2029	—	—	—	—
Integrated Specialty Coverages, LLC	One stop				N/A(6)				07/2030	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(h)	9.20%				08/2028	2,689	2,670	0.7	2,689
Integrity Marketing Acquisition, LLC	One stop				N/A(6)				08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop				N/A(6)				08/2028	—	—	—	—
Koala Investment Holdings, Inc.(7)(9)	One stop	SF +	4.50%	(h)	8.50%				08/2032	1,498	1,491	0.4	1,483
Koala Investment Holdings, Inc.(5)(7)(9)	One stop				N/A(6)				08/2032	—	(1)	—	(1)
Koala Investment Holdings, Inc.(5)(7)(9)	One stop				N/A(6)				08/2032	—	(1)	—	(3)
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(g)	9.97%				11/2029	1,667	1,656	0.4	1,667
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(g)	10.03%				11/2029	10	8	—	10
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(g)	9.97%				11/2029	805	799	0.2	805
Oakbridge Insurance Agency LLC	One stop	SF +	5.00%	(g)	9.27%				11/2029	110	108	—	110
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	4.75%	(h)	8.75%				05/2030	4,227	4,182	1.1	4,227
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				05/2030	—	(3)	—	—
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Wasabi Lower Holdco, LLC	Senior secured				N/A(6)				06/2032	—	—	—	—
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(g)	8.66%				06/2032	120	118	—	120
World Insurance Associates, LLC	One stop	SF +	5.00%	(h)	9.00%				04/2030	75	74	—	75
World Insurance Associates, LLC	One stop				N/A(6)				04/2030	—	—	—	—
										21,442	21,250	5.3	21,423
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	7.46%	cash/	3.63%	PIK	05/2028	222	221	0.1	220
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	7.46%	cash/	3.63%	PIK	05/2028	121	120	—	120
Critical Start, Inc.	One stop				N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	8.57%	PIK			07/2029	976	843	0.3	923
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	8.57%	PIK			07/2029	91	81	—	86
Goldcup 31018 AB(7)(8)(11)	One stop	E +	6.25%	(d)	8.32%				01/2029	78	69	—	74
Netwrix Corporation	One stop	SF +	4.75%	(h)	8.95%				06/2029	4,827	4,808	1.2	4,827
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.75%	(h)	8.95%				06/2029	14	12	—	14
Netwrix Corporation	One stop	SF +	4.75%	(h)	8.95%				06/2029	37	37	—	37
PDQ Intermediate, Inc.(17)	Subordinated debt	N/A			13.75%	PIK			10/2031	65	64	—	66
ReliaQuest Holdings, LLC(17)	One stop	SF +	6.00%	(h)	7.06%	cash/	3.25%	PIK	04/2031	5,949	5,913	1.5	5,949
ReliaQuest Holdings, LLC(17)	One stop	SF +	6.00%	(h)	7.06%	cash/	3.25%	PIK	04/2031	50	50	—	50
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(2)	—	—
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(3)	—	—
WPEngine, Inc.	One stop	SF +	6.00%	(h)	10.02%				08/2029	244	241	0.1	244
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
WPEngine, Inc.	One stop				N/A(6)	08/2029	$—	$—	—%	$—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.70%	07/2027	296	296	0.1	296
Zarya Holdco, Inc.	One stop				N/A(6)	07/2027	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.70%	07/2027	117	116	—	117
							13,087	12,865	3.3	13,023
Leisure Products
Crunch Holdings, LLC	One stop	SF +	4.75%	(g)	8.91%	09/2031	3,529	3,521	0.9	3,529
Crunch Holdings, LLC(5)	One stop				N/A(6)	09/2031	—	(1)	—	—
Movement Holdings, LLC(7)(9)	One stop	SF +	5.50%	(h)	9.70%	03/2030	1,785	1,771	0.4	1,785
Movement Holdings, LLC(5)(7)(9)	One stop				N/A(6)	03/2030	—	(2)	—	—
Movement Holdings, LLC(5)(7)(9)	One stop				N/A(6)	03/2030	—	(9)	—	—
							5,314	5,280	1.3	5,314
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	9.25%	11/2029	4,207	4,132	1.0	4,207
Celerion Buyer, Inc.(5)	One stop				N/A(6)	11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop				N/A(6)	11/2029	—	(12)	—	—
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	9.25%	11/2029	718	712	0.2	718
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(g)	8.66%	09/2032	721	719	0.2	719
Diamondback Acquisition, Inc.(5)	One stop				N/A(6)	09/2032	—	—	—	(1)
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(g)	8.66%	09/2032	19	18	—	18
PAS Parent Inc.(5)	One stop				N/A(6)	08/2031	—	(1)	—	(1)
PAS Parent Inc.	One stop	SF +	4.50%	(g)	8.66%	08/2032	124	123	—	123
PAS Parent Inc.(5)	One stop				N/A(6)	08/2032	—	(1)	—	(2)
							5,789	5,689	1.4	5,781
Machinery
AI Titan Parent, Inc.	One stop	SF +	4.50%	(g)	8.66%	08/2031	655	649	0.2	655
AI Titan Parent, Inc.(5)	One stop				N/A(6)	08/2031	—	(1)	—	—
AI Titan Parent, Inc.(5)	One stop				N/A(6)	08/2031	—	(1)	—	—
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	9.50%	12/2030	4,330	4,298	1.1	4,330
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	9.50%	12/2030	508	502	0.1	508
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(g)(h)	9.55%	12/2029	408	403	0.1	408
							5,901	5,850	1.5	5,901
Media
Lotus Topco, Inc.(5)	One stop				N/A(6)	06/2030	—	(2)	—	(3)
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	8.75%	06/2030	1,747	1,737	0.4	1,734
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	8.75%	06/2030	221	216	0.1	214
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	8.75%	06/2030	254	252	0.1	252
Shout! Factory, LLC	One stop	SF +	5.25%	(h)	9.25%	06/2031	577	572	0.1	577
Shout! Factory, LLC	One stop	SF +	5.25%	(h)	9.25%	06/2031	12	11	—	12
							2,811	2,786	0.7	2,786
Oil, Gas & Consumable Fuels
Envernus, Inc.	One stop	SF +	5.50%	(g)	9.66%	12/2029	4,656	4,625	1.2	4,656
Envernus, Inc.	One stop	SF +	5.50%	(g)	9.64%	12/2029	10	8	—	10
Envernus, Inc.	One stop				N/A(6)	12/2029	—	—	—	—
							4,666	4,633	1.2	4,666
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(h)	9.00%	05/2029	773	764	0.2	773
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(h)	9.00%	05/2029	118	117	—	118
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(g)	9.16%	05/2029	39	38	—	39
Creek Parent, Inc.	One stop	SF +	5.00%	(g)	9.14%	12/2031	3,262	3,212	0.8	3,262
Creek Parent, Inc.(5)	One stop				N/A(6)	12/2031	—	(7)	—	—
							4,192	4,124	1.0	4,192
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(h)	10.25%	05/2029	290	288	0.1	290
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ALKU Intermediate Holdings, LLC	One stop	SF +	5.50%	(h)	9.50%				05/2029	$32	$32	—%	$31
bswift, LLC	One stop	SF +	4.75%	(h)	9.07%				11/2028	322	317	0.1	322
bswift, LLC	One stop	SF +	4.75%	(h)	9.04%				11/2028	1,232	1,227	0.3	1,232
Denali Intermediate Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(5)	—	(5)
Denali Intermediate Holdings, Inc.	One stop	SF +	5.50%	(g)	9.67%				08/2032	5,454	5,401	1.3	5,400
DISA Holdings Corp.	Senior secured	SF +	5.00%	(g)	9.28%				09/2028	222	219	0.1	222
DISA Holdings Corp.(17)	Subordinated debt	SF +	8.50%	(g)	10.63%	cash/	2.00%	PIK	03/2029	53	52	—	53
DISA Holdings Corp.	Senior secured	SF +	5.00%	(g)	9.28%				09/2028	25	25	—	25
DISA Holdings Corp.	One stop	SF +	5.00%	(g)	9.28%				09/2028	31	31	—	31
DISA Holdings Corp.	Senior secured	SF +	5.00%	(g)	9.28%				09/2028	25	24	—	25
DISA Holdings Corp.	Senior secured	SF +	5.00%	(g)	9.28%				09/2028	364	361	0.1	364
DISA Holdings Corp.	Senior secured	SF +	5.00%	(g)(h)	9.27%				09/2028	267	265	0.1	267
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(4)	—	—
Eclipse Buyer, Inc.	One stop	SF +	4.50%	(g)	8.68%				09/2031	890	882	0.2	890
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	—
Varicent Intermediate Holdings Corporation(7)(10)(17)	One stop	SF +	5.75%	(h)	6.63%	cash/	3.13%	PIK	08/2031	3,007	2,972	0.7	3,007
Varicent Intermediate Holdings Corporation(5)(7)(10)	One stop				N/A(6)				08/2031	—	(5)	—	—
Varicent Intermediate Holdings Corporation(5)(7)(10)	One stop				N/A(6)				08/2031	—	(3)	—	—
										12,214	12,078	3.0	12,154
Road & Rail
VRS Buyer, Inc.	Senior secured	SF +	4.75%	(h)	9.08%				07/2032	1,674	1,666	0.4	1,674
VRS Buyer, Inc.(5)	Senior secured				N/A(6)				07/2032	—	(1)	—	—
VRS Buyer, Inc.(5)	Senior secured				N/A(6)				07/2032	—	(2)	—	—
										1,674	1,663	0.4	1,674
Software
Anaplan, Inc.	One stop	SF +	4.50%	(h)	8.70%				06/2029	9,287	9,238	2.3	9,287
Anaplan, Inc.	One stop				N/A(6)				06/2028	—	—	—	—
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(e)	9.22%				06/2029	688	615	0.2	688
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(e)	9.22%				06/2029	359	312	0.1	359
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	9.00%				07/2030	1,073	1,053	0.3	1,073
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	9.00%				07/2030	68	68	—	68
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	9.00%				07/2030	70	70	—	70
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.25%	(h)	8.25%				05/2031	331	328	0.1	331
Artifact Bidco, Inc.	One stop				N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(g)	10.16%				03/2031	625	618	0.2	625
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(g)	10.16%				03/2031	1,421	1,404	0.4	1,421
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(3)	—	—
Baxter Planning Systems, LLC(17)	One stop	SF +	6.25%	(h)	7.19%	cash/	3.38%	PIK	05/2031	933	928	0.2	933
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
BestPass, Inc.	One stop	SF +	4.75%	(g)	8.91%				08/2031	3,020	3,007	0.7	3,020
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	$—	$(2)	—%	$—
Bloomerang, LLC(17)	One stop	SF +	6.50%	(h)	7.00%	cash/	3.50%	PIK	12/2029	2,477	2,460	0.6	2,477
Bloomerang, LLC	One stop	SF +	6.00%	(h)	11.13%				12/2029	277	273	0.1	277
Bloomerang, LLC(17)	One stop	SF +	6.50%	(h)	7.00%	cash/	3.50%	PIK	12/2029	248	243	0.1	248
CB Buyer, Inc.(5)	One stop				N/A(6)				07/2031	—	(2)	—	—
CB Buyer, Inc.	One stop	SF +	5.25%	(h)	9.25%				07/2031	2,957	2,934	0.7	2,957
CB Buyer, Inc.	One stop	SF +	5.25%	(h)	9.25%				07/2031	32	29	—	32
Coupa Holdings, LLC	One stop	SF +	5.25%	(h)	9.56%				02/2030	2,140	2,102	0.5	2,140
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2030	—	(2)	—	—
Crewline Buyer, Inc.	One stop	SF +	6.75%	(g)	10.91%				11/2030	6,213	6,145	1.5	6,213
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(7)	—	—
Einstein Parent, Inc.	One stop	SF +	6.50%	(h)	10.83%				01/2031	2,738	2,689	0.7	2,738
Einstein Parent, Inc.(5)	One stop				N/A(6)				01/2031	—	(5)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(2)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(1)	—	—
Espresso Bidco, Inc.(17)	One stop	SF +	5.75%	(h)	6.63%	cash/	3.13%	PIK	03/2032	814	803	0.2	814
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	8.75%				09/2030	2,988	2,922	0.7	2,988
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(7)	—	—
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	8.75%				09/2030	277	274	0.1	277
Flexera Software, LLC(8)	One stop	E +	4.75%	(b)	6.63%				08/2032	248	247	0.1	247
Flexera Software, LLC	One stop	SF +	4.75%	(h)	8.96%				08/2032	700	699	0.2	699
Flexera Software, LLC	One stop				N/A(6)				08/2032	—	—	—	—
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.50%	cash/	4.13%	PIK	07/2029	2,074	2,054	0.5	2,074
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.50%	cash/	4.13%	PIK	07/2029	1,356	1,341	0.3	1,356
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.50%	cash/	4.13%	PIK	07/2029	248	247	0.1	248
GTY Technology Holdings, Inc.	One stop	SF +	6.00%	(h)	10.00%				07/2029	30	29	—	30
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.67%	cash/	4.13%	PIK	07/2029	617	606	0.2	617
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.82%	cash/	4.13%	PIK	07/2029	264	262	0.1	264
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.63%	(h)	6.67%	cash/	4.13%	PIK	07/2029	51	50	—	51
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(2)	—	—
Gurobi Optimization, LLC	One stop	SF +	4.50%	(h)	8.50%				09/2031	3,081	3,055	0.8	3,081
Hyland Software, Inc.	One stop	SF +	5.00%	(g)	9.16%				09/2030	7,156	7,080	1.8	7,156
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.	One stop	SF +	4.50%	(h)	8.81%				01/2030	3,894	3,834	1.0	3,894
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(6)	—	—
ICIMS, Inc.(17)	One stop	SF +	5.75%	(h)	10.07%				08/2028	3,316	3,291	0.8	3,150
ICIMS, Inc.	One stop	SF +	5.75%	(h)	10.07%				08/2028	28	27	—	23
IQN Holding Corp. (17)	One stop	SF +	5.75%	(h)	6.63%	cash/	3.13%	PIK	05/2029	798	794	0.2	798
IQN Holding Corp.	One stop	SF +	5.25%	(h)	9.25%				05/2028	29	29	—	29
IQN Holding Corp. (17)	One stop	SF +	5.75%	(h)	6.63%	cash/	3.13%	PIK	05/2029	188	186	—	188
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(i)	7.67%	cash/	3.50%	PIK	07/2028	795	790	0.2	795
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(c)	2.04%	cash/	7.25%	PIK	07/2028	494	440	0.1	494
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(i)	7.67%	cash/	3.50%	PIK	07/2028	202	201	0.1	202
Island Bidco AB(7)(11)	One stop	SF +	6.50%	(i)	10.59%				07/2028	29	29	—	29
Island Bidco AB(7)(8)(11)	One stop				N/A(6)				07/2028	—	—	—	—
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	—
LogicMonitor, Inc.	One stop	SF +	5.50%	(h)	9.81%				11/2031	3,333	3,315	0.8	3,333
Navex TopCo, Inc.	One stop	SF +	5.25%	(g)	9.41%				11/2030	5,790	5,705	1.4	5,790
Navex TopCo, Inc.(5)	One stop				N/A(6)				11/2028	—	(6)	—	—
Onit, Inc.	One stop	SF +	4.75%	(h)	9.06%				01/2032	252	250	0.1	252
Onit, Inc.	One stop				N/A(6)				01/2032	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Onit, Inc.	One stop				N/A(6)				01/2032	$—	$—	—%	$—
Onit, Inc.	One stop	SF +	4.50%	(h)	8.50%				01/2032	67	67	—	67
Panzura, LLC(17)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	66	63	—	60
PING Identity Holding Corp.	One stop	SF +	4.75%	(h)	8.75%				10/2029	635	628	0.2	635
PING Identity Holding Corp.(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.45%				06/2029	2,632	2,618	0.7	2,632
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.49%				06/2029	2,270	2,258	0.6	2,270
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.45%				06/2029	77	76	—	77
Quant Buyer, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.45%				06/2029	20	20	—	20
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(e)	7.47%	cash/	2.55%	PIK	07/2029	797	696	0.2	797
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	6.05%	(f)	7.68%	cash/	2.55%	PIK	07/2029	140	139	—	140
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(e)	7.47%	cash/	2.55%	PIK	07/2029	59	51	—	59
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(h)	10.35%				07/2028	552	545	0.1	552
Templafy APS and Templafy, LLC(7)(13)	One stop				N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC(5)	One stop				N/A(6)				05/2031	—	(4)	—	(7)
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(g)	9.41%				05/2031	5,839	5,797	1.4	5,780
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(g)	9.41%				05/2031	146	140	—	136
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(2)	—	—
Tricentis Operations Holdings, Inc.(17)	One stop	SF +	6.25%	(h)	5.61%	cash/	4.88%	PIK	02/2032	2,903	2,890	0.7	2,903
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(3)	—	—
Viper Bidco, Inc.(8)	One stop	SN +	4.75%	(e)	8.72%				11/2031	287	267	0.1	288
Viper Bidco, Inc.	One stop	SF +	4.75%	(h)	8.80%				11/2031	583	580	0.1	584
Viper Bidco, Inc.	One stop				N/A(6)				11/2031	—	—	—	—
Viper Bidco, Inc.	One stop				N/A(6)				11/2031	—	—	—	—
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	(2)
Zendesk, Inc.	One stop	SF +	5.00%	(h)	9.00%				11/2028	309	307	0.1	309
Zendesk, Inc.	One stop				N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.	One stop	SF +	5.00%	(h)	9.00%				11/2028	4,024	3,982	1.0	4,024
										95,415	94,136	23.7	95,160
Specialty Retail
Biscuit Parent, LLC	One stop	SF +	4.75%	(h)	8.75%				02/2031	3,344	3,324	0.9	3,344
Biscuit Parent, LLC(5)	One stop				N/A(6)				02/2031	—	(6)	—	—
Biscuit Parent, LLC	One stop	SF +	4.75%	(h)	8.75%				02/2031	4	3	—	4
Cavender Stores L.P.	Senior secured	SF +	5.00%	(h)	9.00%				10/2029	6,079	6,038	1.5	6,079
CVP Holdco, Inc.(5)	One stop				N/A(6)				06/2030	—	(2)	—	—
CVP Holdco, Inc.	One stop	SF +	4.75%	(g)	8.91%				06/2031	2,734	2,711	0.7	2,734
CVP Holdco, Inc.	One stop	SF +	4.75%	(g)	8.91%				06/2031	157	154	—	157
PetVet Care Centers LLC	One stop	SF +	6.00%	(g)	10.16%				11/2030	2,344	2,310	0.6	2,156
PetVet Care Centers LLC(5)	One stop				N/A(6)				11/2029	—	(5)	—	(24)
PetVet Care Centers LLC(5)	One stop				N/A(6)				11/2030	—	(2)	—	—
Radiance Borrower, LLC	One stop	SF +	5.25%	(g)	9.41%				06/2031	32	30	—	32
Radiance Borrower, LLC(17)	One stop	SF +	5.75%	(g)	7.16%	cash/	2.75%	PIK	06/2031	3,458	3,438	1.0	3,458
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%				08/2028	2,490	2,474	0.6	2,497
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%				08/2028	167	166	—	167
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%				08/2028	163	162	—	163
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%				08/2028	129	128	—	129
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.00%				09/2029	41	39	—	41
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%				08/2028	54	53	—	54
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.75%				08/2028	64	63	—	64
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%				08/2028	41	40	—	41
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%				08/2028	38	37	—	38
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%				08/2028	238	235	0.1	238
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.00%				09/2029	156	155	—	157
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%	08/2028	$298	$296	0.1%	$299
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%	08/2028	74	73	—	74
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.00%	09/2029	83	82	—	83
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%	08/2028	50	49	—	50
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.00%	09/2029	8	8	—	8
Salon Lofts Group, LLC(5)(17)	Second lien				N/A(6)	09/2029	—	(3)	—	5
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%	08/2028	256	255	0.1	257
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.00%	09/2029	30	30	—	30
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%	08/2028	80	80	—	81
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.00%	09/2029	152	151	—	154
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(h)	9.25%	08/2028	102	102	—	102
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)	08/2028	—	(1)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.75%	08/2028	117	116	—	117
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.00%	09/2029	343	340	0.1	346
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.00%	(g)	9.16%	10/2029	239	237	0.1	238
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.00%	(g)	9.16%	10/2029	21	21	—	21
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop				N/A(6)	10/2029	—	(1)	—	(1)
							23,586	23,380	5.8	23,393
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)	02/2032	—	(2)	—	(4)
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	9.16%	02/2032	2,778	2,762	0.7	2,750
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	9.16%	02/2032	550	547	0.1	544
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)	02/2032	—	(1)	—	(2)
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	9.16%	02/2032	23	23	—	22
							3,351	3,329	0.8	3,310
Water Utilities
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(g)(i)	8.93%	07/2031	277	275	0.1	277
Vessco Midco Holdings, LLC	One stop				N/A(6)	07/2031	—	—	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(g)(i)	8.89%	07/2031	50	50	—	50
							327	325	0.1	327

Total debt investments							384,151	379,767	95.3	383,033
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Aerospace & Defense
PPW Aero Buyer, Inc.	Preferred stock	N/A	N/A			15	$145	—%	$105

Air Freight & Logistics
RJW Group Holdings, Inc.(16)	LLC units	N/A	N/A			275	169	0.1	218

Auto Components
Arnott, LLC	LP units	N/A	N/A			—	22	—	20

Automobiles
CAP-KSI Holdings, LLC	Common stock	N/A	N/A			140	—	—	36
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A			140	140	—	156
National Express Wash Parent Holdco, LLC	LLC units	N/A	N/A			—	44	—	83
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	06/2024	N/A	751	751	0.3	984
Quick Quack Car Wash Holdings, LLC	Preferred stock	N/A	N/A	06/2024	N/A	149	149	0.1	187
Yorkshire Parent, Inc.	LP interest	N/A	N/A			—	24	—	28
							1,108	0.4	1,474
Beverages
Spindrift Beverage Co. Inc.	LLC interest	N/A	N/A			—	482	0.1	591

Commercial Services & Supplies
CHA Vision Holdings, Inc.	Warrant	N/A	N/A			—	20	—	27

Diversified Consumer Services
CHVAC Services Investment, LLC	Preferred stock	N/A	N/A			23	59	—	101
DP Flores Holdings, LLC	Preferred stock	N/A	N/A			50	40	—	80
HS Spa Holdings, Inc.	Warrant	N/A	N/A			33	33	—	27
Kodiak Buyer, LLC	LP interest	N/A	N/A	08/2025	N/A	—	17	—	17
NSG Buyer, Inc.	Preferred stock	N/A	N/A	11/2022	N/A	—	397	0.2	600
Virginia Green Acquisition, LLC	Preferred stock	N/A	N/A			18	18	—	20
							564	0.2	845
Electric Utilities
Smart Energy Systems, Inc.	Preferred stock	N/A	N/A			1	6	—	29

Electrical Equipment
Wildcat TopCo, Inc.	Preferred stock	N/A	N/A			32	32	—	42

Food Products
Zullas, L.C.	Warrant	N/A	N/A			—	68	—	68

Healthcare Equipment & Supplies
Centegix Intermediate II, LLC	Preferred stock	N/A	N/A	08/2025	N/A	78	78	—	78

Healthcare Providers & Services
HP TLE Buyer, Inc.	LP units	N/A	N/A			29	29	—	29

Healthcare Technology
Amberfield Acquisition Co.	Preferred stock	N/A	N/A			100	100	—	119
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Modernizing Medicine, Inc.(16)	Preferred stock	N/A			13.00%	Non-Cash	04/2025	N/A	—	$52	—%	$53
										152	—	172
Hotels, Restaurants & Leisure
Patriot Acquireco, LLC	LP units	N/A			N/A		09/2025	N/A	77	77	—	77
PB Group Holdings, LLC	Preferred stock	N/A			N/A				24	55	—	59
Saguaro Buyer, LLC	LP units	N/A			N/A				—	100	0.1	106
										232	0.1	242
Insurance
Oakbridge Insurance Agency LLC	Preferred stock	N/A			N/A				1	18	—	23

IT Services
Critical Start, Inc.	LLC units	N/A			N/A		05/2022	N/A	17	17	—	8
Netwrix Corporation	Common stock	N/A			N/A				4	9	—	11
										26	—	19
Leisure Products
Movement Holdings, LLC(7)(9)	LP units	N/A			N/A				—	108	—	62

Life Sciences Tools & Services
Celerion Buyer, Inc.(16)	LLC interest	N/A			N/A				186	156	—	104
Celerion Buyer, Inc.	Common stock	N/A			N/A				186	—	0.2	540
										156	0.2	644
Pharmaceuticals
Creek Parent, Inc.	Preferred stock	N/A			N/A				212	212	0.1	227

Professional Services
Eclipse Buyer, Inc.(16)	Preferred stock	N/A			12.50%	Non-Cash			—	56	—	57

Software
Anaplan, Inc.	LLC units	N/A			N/A				364	364	0.2	633
CB Buyer, Inc.	Preferred stock	N/A			N/A				56	56	—	35
Cynet Security Ltd.(7)(12)	Preferred stock	N/A			N/A				9	31	—	48
Energy Worldnet, LLC(16)	Preferred stock	N/A			N/A		02/2025	N/A	50	52	—	54
GTY Technology Holdings, Inc.	Common stock	N/A			N/A				28	28	—	64
Gurobi Optimization, LLC	LLC units	N/A			N/A				—	44	—	48
Kaseya Inc.(16)	Preferred stock	SF +	10.75%	(h)	14.92%	Non-Cash			—	282	0.1	291
Kaseya Inc.	Common stock	N/A			N/A				20	20	—	21
LogicMonitor, Inc.	LLC units	N/A			N/A				250	250	0.1	277
Menlo Ridgeview Co-Invest, LLC(7)	LLC units	N/A			N/A				43	44	—	46
Onit, Inc.(16)	Common stock	N/A			N/A		09/2025	N/A	—	6	—	7
Panzura, LLC	LLC units	N/A			N/A				1	4	—	—
StrongDM, Inc.	Preferred stock	N/A			N/A				20	105	0.1	109
Templafy APS and Templafy, LLC(7)(13)	Preferred stock	N/A			N/A				—	8	—	2
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A				67	291	0.1	299
Tricentis Operations Holdings, Inc.	Preferred stock	N/A			N/A				40	40	—	44
Zendesk, Inc.	LP units	N/A			N/A				9	91	—	93
										1,716	0.6	2,071
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Salon Lofts Group, LLC	Preferred stock	N/A	N/A				—	$66	—%	$52

Total equity investments								5,465	1.8	7,095

Total investments								385,232	97.1	390,128

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			3.99%	(18)				$12,875	3.2%	$12,875
Total money market funds								12,875	3.2	12,875
Total investments and money market funds								$398,107	100.3%	$403,003
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Sterling Overnight Index Average (“SONIA” or “SN”), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2025, as the loan could have priced or repriced based on an index rate prior to September 30, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.25% as of September 30, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.93% as of September 30, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.03% as of September 30, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.10% as of September 30, 2025.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.97% as of September 30, 2025.
(f) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.24% as of September 30, 2025.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.13% as of September 30, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.98% as of September 30, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.85% as of September 30, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2025.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 7. The fair value of loan investments may include the impact of the unfunded commitment being valued below par.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of September 30, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, total non-qualifying assets at fair value represented 3.1% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(17)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2025.
(18)The rate shown is the annualized seven-day yield as of September 30, 2025.

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(g)(h)	11.24%		02/2029	$5,340	$5,222	1.8%	$5,420
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(a)(g)(h)	12.20%		02/2029	26	25	—	26
PPW Aero Buyer, Inc.(5)	One stop				N/A(6)		02/2029	—	(2)	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.50%	(h)	10.10%		02/2029	98	98	—	98
								5,464	5,343	1.8	5,544
Auto Components
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)	10.75%		01/2030	1,705	1,675	0.6	1,705
Collision SP Subco, LLC	One stop	SF +	5.50%	(g)(i)	10.36%		01/2030	311	303	0.1	311
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)	10.75%		01/2030	42	37	—	42
OEConnection, LLC(5)	One stop				N/A(6)		04/2031	—	(5)	—	—
OEConnection, LLC	One stop	SF +	5.25%	(g)	10.10%		04/2031	4,435	4,394	1.4	4,435
OEConnection, LLC(5)	One stop				N/A(6)		04/2031	—	(4)	—	—
								6,493	6,400	2.1	6,493
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	9.85%		06/2030	1,430	1,409	0.5	1,430
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(g)	10.10%		06/2030	39	36	—	39
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(h)	10.74%		07/2029	4,535	4,503	1.4	4,445
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(i)	9.75%		07/2029	44	43	—	41
National Express Wash Parent Holdco, LLC(5)	One stop				N/A(6)		07/2029	—	(7)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	9.60%		06/2031	4,896	4,855	1.6	4,896
Quick Quack Car Wash Holdings, LLC(5)	One stop				N/A(6)		06/2031	—	(5)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	9.60%		06/2031	190	174	0.1	190
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(h)	10.60%		12/2029	3,847	3,814	1.3	3,847
Yorkshire Parent, Inc.(5)	One stop				N/A(6)		12/2029	—	(7)	—	—
Yorkshire Parent, Inc.(5)	One stop				N/A(6)		12/2029	—	(9)	—	—
								14,981	14,806	4.9	14,888
Banks
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(h)	10.25%		12/2029	716	708	0.2	716
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(h)	10.26%		12/2029	136	128	0.1	136
OSP Hamilton Purchaser, LLC(5)	One stop				N/A(6)		12/2029	—	(1)	—	—
								852	835	0.3	852
Beverages
Financial Information Technologies, LLC(17)	One stop	N/A			14.00%	PIK	06/2031	2,144	2,099	0.7	2,144
Financial Information Technologies, LLC	One stop	SF +	5.25%	(h)	9.85%		06/2030	1,495	1,473	0.5	1,495
Financial Information Technologies, LLC	One stop	SF +	5.25%	(h)	9.85%		06/2030	626	620	0.2	626
Financial Information Technologies, LLC(5)	One stop				N/A(6)		06/2030	—	(2)	—	—
Financial Information Technologies, LLC(5)	One stop				N/A(6)		06/2030	—	(1)	—	—
								4,265	4,189	1.4	4,265
Capital Markets
BlueMatrix Holdings, LLC	One stop	SF +	5.25%	(h)	9.85%		01/2031	2,599	2,578	0.8	2,599
BlueMatrix Holdings, LLC(5)	One stop				N/A(6)		01/2031	—	(4)	—	—
BlueMatrix Holdings, LLC(5)	One stop				N/A(6)		01/2031	—	(7)	—	—
								2,599	2,567	0.8	2,599
Chemicals
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	9.60%		03/2029	171	169	0.1	169
Krayden Holdings, Inc.(5)	Senior secured				N/A(6)		03/2029	—	(1)	—	(1)
Krayden Holdings, Inc.(5)	Senior secured				N/A(6)		03/2029	—	(1)	—	(1)
								171	167	0.1	167
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(h)	11.25%		10/2029	$3,826	$3,761	1.2%	$3,826
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(g)(h)	11.18%		10/2029	302	298	0.1	302
Encore Holdings, LLC	One stop	SF +	5.50%	(h)	10.25%		11/2028	2,953	2,907	1.0	2,960
Encore Holdings, LLC	One stop	SF +	5.50%	(h)	10.20%		11/2028	587	578	0.2	589
Encore Holdings, LLC	One stop	SF +	5.25%	(h)	10.11%		11/2028	988	973	0.3	988
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(h)	10.78%		01/2031	3,272	3,243	1.1	3,272
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(h)	10.78%		01/2031	276	266	0.1	276
FR Vision Holdings, Inc.(5)	One stop				N/A(6)		01/2030	—	(2)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	6.25%	(h)	11.31%		09/2030	465	453	0.1	465
Kleinfelder Intermediate, LLC	One stop	P +	4.00%	(a)	12.00%		09/2028	15	14	—	15
Kleinfelder Intermediate, LLC(5)	One stop				N/A(6)		09/2030	—	(1)	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(a)(g)	10.36%		04/2030	177	174	0.1	177
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	10.42%		04/2031	1,664	1,649	0.5	1,664
PSC Parent, Inc.(5)	One stop				N/A(6)		04/2031	—	(2)	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	10.10%		04/2031	277	276	0.1	277
WRE Holding Corp.(5)	One stop				N/A(6)		07/2030	—	(4)	—	—
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.25%		07/2031	2,637	2,612	0.9	2,637
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.81%		07/2031	38	35	—	38
								17,477	17,230	5.7	17,486
Construction & Engineering
Consor Intermediate II, LLC	One stop	SF +	4.75%	(h)	9.35%		05/2031	2,470	2,458	0.8	2,470
Consor Intermediate II, LLC(5)	One stop				N/A(6)		05/2031	—	(3)	—	—
Consor Intermediate II, LLC(5)	One stop				N/A(6)		05/2031	—	(11)	—	—
								2,470	2,444	0.8	2,470
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.00%	(h)	9.60%		05/2030	2,015	1,986	0.7	1,994
Any Hour, LLC	One stop	SF +	5.00%	(h)	9.90%		05/2030	98	93	—	94
Any Hour, LLC	One stop	SF +	5.00%	(h)	10.28%		05/2030	57	53	—	51
Any Hour, LLC(17)	One stop	N/A			13.00%	PIK	05/2031	639	628	0.2	633
Apex Service Partners, LLC	One stop	SF +	5.00%	(g)	9.86%		10/2030	6	5	—	5
Apex Service Partners, LLC	One stop	SF +	5.00%	(g)	9.86%		10/2030	1,091	1,065	0.3	1,080
Apex Service Partners, LLC	One stop	SF +	5.00%	(g)	9.86%		10/2029	173	161	0.1	171
Apex Service Partners, LLC	One stop	SF +	5.00%	(g)	9.86%		10/2030	4,584	4,468	1.5	4,538
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(h)	9.60%		05/2030	1,968	1,952	0.6	1,968
CHVAC Services Investment, LLC(5)	One stop				N/A(6)		05/2030	—	(3)	—	—
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(h)	9.60%		05/2030	916	888	0.3	916
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	10.25%		07/2029	198	196	0.1	198
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	10.25%		07/2029	9	9	—	9
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	10.25%		07/2029	57	55	—	57
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	10.31%		06/2029	472	465	0.2	471
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(g)	11.15%		06/2028	21	20	—	21
HS Spa Holdings, Inc.(5)	One stop				N/A(6)		06/2029	—	(1)	—	—
Litera Bidco, LLC(5)	One stop				N/A(6)		05/2028	—	(1)	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	9.85%		05/2028	1,882	1,874	0.6	1,882
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	9.85%		05/2028	384	382	0.1	384
Litera Bidco, LLC	One stop				N/A(6)		05/2028	—	—	—	—
NSG Buyer, Inc.	One stop	SF +	6.25%	(g)	11.20%		11/2029	4,869	4,798	1.6	4,906
NSG Buyer, Inc. (5)	One stop				N/A(6)		11/2028	—	(1)	—	—
NSG Buyer, Inc. (5)	One stop				N/A(6)		11/2029	—	(1)	—	—
NSG Buyer, Inc.	One stop	SF +	5.50%	(g)	10.35%		11/2029	196	192	0.1	196
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	9.50%				12/2030	$3,633	$3,601	1.2%	$3,633
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(5)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	9.50%				12/2030	150	137	—	150
										23,418	23,016	7.6	23,357
Diversified Financial Services
Avalara, Inc.	One stop	SF +	6.25%	(h)	10.85%				10/2028	770	757	0.2	770
Avalara, Inc.(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(3)	—	—
Baker Tilly Advisory Group, LP	One stop	SF +	5.00%	(g)	9.85%				06/2031	1,120	1,104	0.4	1,120
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2031	—	(1)	—	—
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.50%	(g)	9.35%				11/2028	881	875	0.3	881
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(g)	9.60%				11/2028	86	83	—	86
										2,857	2,814	0.9	2,857
Electrical Equipment
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(h)	10.00%				12/2030	129	127	—	129
Power Grid Holdings, Inc.(5)	One stop				N/A(6)				12/2030	—	(1)	—	—
										129	126	—	129
Electronic Equipment, Instruments & Components
CST Holding Company	One stop	SF +	5.00%	(g)	9.95%				11/2028	1,566	1,504	0.5	1,566
CST Holding Company(5)	One stop				N/A(6)				11/2028	—	(2)	—	—
										1,566	1,502	0.5	1,566
Food Products
Blast Bidco Inc.	One stop	SF +	6.00%	(h)	10.60%				10/2030	3,891	3,840	1.2	3,891
Blast Bidco Inc.(5)	One stop				N/A(6)				10/2029	—	(6)	—	—
Eagle Family Foods Group, LLC	One stop	SF +	5.00%	(h)	10.33%				08/2030	837	829	0.3	828
Eagle Family Foods Group, LLC	One stop	SF +	5.00%	(h)	10.33%				08/2030	13	12	—	12
										4,741	4,675	1.5	4,731
Healthcare Equipment & Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	10.85%				08/2028	1,283	1,262	0.4	1,283
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	10.85%				08/2028	20	19	—	20
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	10.56%				06/2031	2,691	2,665	0.9	2,664
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)				05/2030	—	(3)	—	(3)
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)				06/2031	—	(6)	—	(6)
TIDI Legacy Products, Inc.	One stop	SF +	5.50%	(g)	10.35%				12/2029	401	399	0.1	401
TIDI Legacy Products, Inc.(5)	One stop				N/A(6)				12/2029	—	(1)	—	—
TIDI Legacy Products, Inc.	One stop				N/A(6)				12/2029	—	—	—	—
YI, LLC	One stop	SF +	5.75%	(g)	10.87%				12/2029	1,563	1,536	0.5	1,563
YI, LLC(5)	One stop				N/A(6)				12/2029	—	(5)	—	—
YI, LLC(5)	One stop				N/A(6)				12/2029	—	(3)	—	—
										5,958	5,863	1.9	5,922
Healthcare Providers & Services
Bamboo US Bidco LLC(17)	One stop	SF +	6.75%	(h)	8.62%	cash/	3.38%	PIK	09/2030	494	481	0.2	489
Bamboo US Bidco LLC(7)(8)(17)	One stop	E +	6.75%	(c)	7.01%	cash/	3.38%	PIK	09/2030	342	317	0.1	339
Bamboo US Bidco LLC(5)	One stop				N/A(6)				09/2029	—	(3)	—	(1)
Bamboo US Bidco LLC(17)	One stop	SF +	6.75%	(h)	8.56%	cash/	3.38%	PIK	09/2030	37	36	—	36
Community Care Partners, LLC	One stop	SF +	6.00%	(g)	10.96%				06/2026	142	142	0.1	138
Premise Health Holding Corp.	One stop	SF +	5.50%	(i)	10.76%				03/2031	4,995	4,926	1.6	4,995
Premise Health Holding Corp.(5)	One stop				N/A(6)				03/2030	—	(8)	—	—
										6,010	5,891	2.0	5,996
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.(5)	One stop				N/A(6)				05/2030	$—	$(1)	—%	$—
Amberfield Acquisition Co.	One stop	SF +	5.00%	(h)	9.60%				05/2030	1,384	1,371	0.4	1,384
Amberfield Acquisition Co.(5)	One stop				N/A(6)				05/2030	—	(9)	—	—
Color Intermediate, LLC	Senior secured	SF +	4.75%	(h)	9.45%				10/2029	724	713	0.2	724
Crow River Buyer, Inc.	One stop	SF +	7.75%	(g)(h)	13.00%				01/2029	258	254	0.1	258
Crow River Buyer, Inc.	One stop	SF +	7.75%	(h)	12.85%				01/2029	13	12	—	13
HealthEdge Software, Inc.	One stop	SF +	4.75%	(g)	9.85%				07/2031	254	252	0.1	252
HealthEdge Software, Inc.	One stop				N/A(6)				07/2031	—	—	—	—
HealthEdge Software, Inc.(5)	One stop				N/A(6)				07/2031	—	(1)	—	(1)
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	9.78%				07/2031	234	232	0.1	232
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Neptune Holdings, Inc.	One stop	SF +	5.75%	(h)	10.35%				09/2030	1,437	1,419	0.4	1,437
Neptune Holdings, Inc.(5)	One stop				N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.(17)	One stop	SF +	5.20%	(g)	7.35%	cash/	2.70%	PIK	08/2031	2,961	2,932	1.0	2,931
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(4)	—	(4)
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(2)	—	(2)
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	10.35%				05/2029	260	256	0.1	252
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	10.35%				05/2028	17	16	—	16
Plasma Buyer LLC	One stop	SF +	6.25%	(h)	10.88%				05/2029	6	6	—	6
										7,548	7,445	2.4	7,498
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	11.21%				08/2028	562	559	0.2	562
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	11.40%				08/2028	28	28	—	28
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.85%				08/2028	13	12	—	13
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	10.75%				08/2028	102	94	—	102
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.35%				10/2028	1,417	1,397	0.5	1,417
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.85%				10/2028	69	68	—	69
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.35%				10/2028	21	20	—	21
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.35%				10/2028	214	211	0.1	214
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.35%				10/2028	98	97	—	98
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2028	—	(3)	—	—
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(h)	10.93%				10/2028	242	240	0.1	242
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(h)	11.13%				11/2027	665	654	0.2	665
GFP Atlantic Holdco 2, LLC(5)	One stop				N/A(6)				11/2027	—	(12)	—	—
Health Buyer, LLC	Senior secured	SF +	5.25%	(h)	9.85%				04/2029	126	125	—	125
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	10.10%				04/2029	64	63	—	64
Health Buyer, LLC	Senior secured				N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(h)	10.10%				04/2029	26	25	—	26
Health Buyer, LLC	Senior secured				N/A(6)				04/2029	—	—	—	—
PB Group Holdings, LLC(17)	One stop	SF +	5.50%	(g)	7.60%	cash/	2.75%	PIK	08/2030	2,288	2,277	0.8	2,277
PB Group Holdings, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	(1)
SDC Holdco, LLC	One stop	SF +	5.00%	(h)	9.60%				06/2031	3,446	3,429	1.1	3,446
SDC Holdco, LLC	One stop	SF +	5.00%	(h)	9.66%				06/2031	30	29	—	30
SDC Holdco, LLC(17)	Second lien	SF +	8.50%	(h)	13.10%	PIK			06/2032	725	720	0.3	725
Super REGO, LLC(17)	Subordinated debt	N/A			15.00%	PIK			03/2030	54	53	—	54
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	9.35%				10/2027	1,624	1,610	0.5	1,624
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	9.47%				10/2027	25	24	—	25
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	9.40%				10/2027	185	182	0.1	185
										12,024	11,901	3.9	12,011
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(h)	10.45%				07/2027	$238	$235	0.1%	$238
Dwyer Instruments, Inc.	One stop				N/A(6)				07/2027	—	—	—	—
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(h)	10.45%				07/2027	60	59	—	60
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(h)	10.45%				07/2027	31	31	—	31
Dwyer Instruments, Inc.	One stop				N/A(6)				07/2027	—	—	—	—
Essential Services Holdings Corporation	One stop	SF +	5.00%	(h)	10.29%				06/2031	2,500	2,476	0.8	2,475
Essential Services Holdings Corporation(5)	One stop				N/A(6)				06/2030	—	(3)	—	(3)
Essential Services Holdings Corporation(5)	One stop				N/A(6)				06/2031	—	(2)	—	(5)
Excelitas Technologies Corp.	One stop	SF +	5.25%	(h)	9.85%				08/2029	643	634	0.2	637
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.25%	(c)	8.60%				08/2029	123	113	—	122
Excelitas Technologies Corp.	One stop				N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop				N/A(6)				08/2029	—	—	—	—
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2029	—	(30)	—	(44)
										3,595	3,513	1.1	3,511
Insurance
Captive Resources Midco, LLC(17)	One stop	SF +	5.25%	(g)	10.10%				07/2029	4,102	4,050	1.3	4,102
Captive Resources Midco, LLC(5)	One stop				N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.	One stop	SF +	7.50%	(h)	12.56%				03/2029	270	265	0.1	270
Disco Parent, Inc.(5)	One stop				N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	10.06%				12/2030	2,587	2,564	0.9	2,594
Doxa Insurance Holdings LLC(5)	One stop				N/A(6)				12/2029	—	(5)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(h)	10.22%				12/2030	2,138	2,116	0.7	2,144
Doxa Insurance Holdings LLC	One stop				N/A(6)				12/2030	—	—	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%	(g)(h)(i)	10.98%				07/2030	228	223	0.1	228
Integrated Specialty Coverages, LLC	One stop				N/A(6)				07/2029	—	—	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%	(g)(h)(i)	10.88%				07/2030	45	44	—	45
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(h)	10.07%				08/2028	2,110	2,087	0.7	2,089
Integrity Marketing Acquisition, LLC	One stop				N/A(6)				08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	(6)
Oakbridge Insurance Agency LLC	One stop	SF +	5.50%	(g)	10.66%				11/2029	1,684	1,670	0.6	1,684
Oakbridge Insurance Agency LLC	One stop	P +	4.50%	(a)(g)	12.07%				11/2029	84	82	—	84
Oakbridge Insurance Agency LLC	One stop	SF +	5.50%	(g)	10.66%				11/2029	67	60	—	67
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(h)	10.85%				05/2030	954	939	0.3	954
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(h)	10.85%				05/2030	318	313	0.1	318
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
										14,587	14,403	4.8	14,573
IT Services
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	8.40%	cash/	3.63%	PIK	05/2028	215	213	0.1	212
Critical Start, Inc.(17)	One stop	SF +	6.75%	(h)	8.40%	cash/	3.63%	PIK	05/2028	117	115	—	116
Critical Start, Inc.	One stop				N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	882	799	0.3	882
Goldcup 31018 AB(7)(8)(11)(17)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	82	78	—	82
Goldcup 31018 AB(5)(7)(8)(11)	One stop				N/A(6)				01/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	5.50%	(h)	10.56%				06/2029	4,877	4,852	1.6	4,877
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	5.50%	(h)	10.56%				06/2029	37	35	—	41
PDQ Intermediate, Inc.(17)	Subordinated debt	N/A			13.75%	PIK			10/2031	57	56	—	57
ReliaQuest Holdings, LLC(17)	One stop	SF +	6.75%	(h)	8.37%	cash/	3.63%	PIK	04/2031	5,741	5,715	1.9	5,741
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(1)	—	—
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(2)	—	—
WPEngine, Inc.	One stop	SF +	6.50%	(h)	11.62%				08/2029	244	240	0.1	244
WPEngine, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.56%				07/2027	$299	$299	0.1%	$293
Zarya Holdco, Inc.(5)	One stop				N/A(6)				07/2027	—	—	—	(1)
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	11.56%				07/2027	119	117	—	116
										12,670	12,514	4.1	12,660
Leisure Products
Crunch Holdings, LLC(5)	One stop				N/A(6)				09/2031	—	(2)	—	(2)
Crunch Holdings, LLC	One stop	SF +	4.75%	(g)	9.61%				09/2031	3,295	3,279	1.1	3,279
Movement Holdings, LLC	One stop	SF +	5.25%	(g)	10.10%				03/2030	1,803	1,786	0.6	1,803
Movement Holdings, LLC(5)	One stop				N/A(6)				03/2030	—	(3)	—	—
Movement Holdings, LLC(5)	One stop				N/A(6)				03/2030	—	(11)	—	—
										5,098	5,049	1.7	5,080
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	5.50%	(h)	10.73%				11/2029	4,199	4,114	1.4	4,199
Celerion Buyer, Inc.(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop				N/A(6)				11/2029	—	(14)	—	—
Graphpad Software, LLC(5)	One stop				N/A(6)				06/2031	—	(1)	—	—
Graphpad Software, LLC	One stop	SF +	4.75%	(h)	9.35%				06/2031	1,926	1,917	0.6	1,926
Graphpad Software, LLC	One stop	SF +	4.75%	(h)	9.35%				06/2031	48	46	—	48
										6,173	6,061	2.0	6,173
Machinery
AI Titan Parent, Inc.	One stop	SF +	4.75%	(h)	9.81%				08/2031	655	648	0.2	648
AI Titan Parent, Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	(1)
AI Titan Parent, Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	(1)
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	10.10%				12/2030	4,374	4,335	1.5	4,374
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	10.10%				12/2030	259	252	0.1	259
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	10.10%				12/2029	87	82	—	87
										5,375	5,315	1.8	5,366
Media
Lotus Topco, Inc.(5)	One stop				N/A(6)				06/2030	—	(3)	—	—
Lotus Topco, Inc.	One stop	SF +	4.75%	(i)	9.00%				06/2030	1,765	1,753	0.6	1,765
Lotus Topco, Inc.(5)	One stop				N/A(6)				06/2030	—	(6)	—	—
										1,765	1,744	0.6	1,765
Oil, Gas & Consumable Fuels
Envernus, Inc.	One stop	SF +	5.50%	(g)	10.35%				12/2029	2,928	2,890	1.0	2,928
Envernus, Inc.	One stop	SF +	5.50%	(g)	10.35%				12/2029	15	12	—	15
Envernus, Inc.(5)	One stop				N/A(6)				12/2029	—	(1)	—	—
										2,943	2,901	1.0	2,943
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(h)	9.60%				05/2029	781	770	0.3	773
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(h)	9.60%				05/2029	53	52	—	52
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(g)	9.87%				05/2029	39	38	—	38
										873	860	0.3	863
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(i)	10.50%				05/2029	293	290	0.1	297
ALKU Intermediate Holdings, LLC	One stop	SF +	5.50%	(i)	9.75%				05/2029	32	32	—	32
bswift, LLC	One stop	SF +	6.38%	(h)	11.68%				11/2028	326	319	0.1	331
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(h)	10.32%				10/2027	260	259	0.1	260
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(h)	10.32%				10/2027	113	111	0.1	113
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(h)	10.42%				10/2027	34	33	—	34
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(h)	10.67%				10/2027	18	18	—	18
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(h)	10.67%				10/2027	47	46	—	47
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	10.02%				09/2028	224	221	0.1	224
DISA Holdings Corp.(17)	Subordinated debt	SF +	8.50%	(g)	11.51%	cash/	2.00%	PIK	03/2029	52	51	—	52
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	10.02%				09/2028	25	25	—	25
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DISA Holdings Corp.	One stop	SF +	5.00%	(h)	10.02%				09/2028	$31	$31	—%	$31
DISA Holdings Corp.(5)	Senior secured				N/A(6)				09/2028	—	(2)	—	—
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	10.02%				09/2028	368	363	0.1	368
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	10.11%				09/2028	32	30	—	32
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(4)	—	(1)
Eclipse Buyer, Inc.	One stop	SF +	4.75%	(h)	9.74%				09/2031	890	881	0.3	881
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	(1)
Varicent Intermediate Holdings Corporation(17)	One stop	SF +	6.00%	(h)	7.35%	cash/	3.25%	PIK	08/2031	2,710	2,670	0.9	2,669
Varicent Intermediate Holdings Corporation(5)	One stop				N/A(6)				08/2031	—	(5)	—	(5)
Varicent Intermediate Holdings Corporation(5)	One stop				N/A(6)				08/2031	—	(5)	—	(5)
										5,455	5,363	1.8	5,402
Software
Anaplan, Inc.	One stop	SF +	5.25%	(h)	9.85%				06/2029	9,257	9,195	3.0	9,257
Anaplan, Inc.(5)	One stop				N/A(6)				06/2028	—	(1)	—	—
Anaplan, Inc.	One stop	SF +	5.25%	(h)	9.85%				06/2029	50	50	—	50
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(e)	10.20%				06/2029	684	613	0.2	684
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(e)	10.20%				06/2029	357	311	0.1	357
Arrow Buyer, Inc.	One stop	SF +	5.75%	(h)	10.35%				07/2030	1,084	1,060	0.4	1,084
Arrow Buyer, Inc.(5)	One stop				N/A(6)				07/2030	—	(2)	—	—
Arrow Buyer, Inc.	One stop	SF +	5.75%	(h)	10.35%				07/2030	71	71	—	71
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%	(h)	9.10%				05/2031	331	328	0.1	328
Artifact Bidco, Inc.	One stop				N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(g)	11.35%				03/2031	625	617	0.2	625
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(g)	11.35%				03/2031	910	893	0.3	910
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(3)	—	—
Baxter Planning Systems, LLC(17)	One stop	SF +	6.25%	(h)	8.12%	cash/	3.38%	PIK	05/2031	902	896	0.3	902
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
BestPass, Inc.	One stop	SF +	5.25%	(g)	10.10%				08/2031	3,050	3,035	1.0	3,035
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	(2)
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(2)	—	(2)
Bloomerang, LLC	One stop	SF +	6.00%	(g)	10.85%				12/2029	2,477	2,455	0.8	2,477
Bloomerang, LLC(5)	One stop				N/A(6)				12/2029	—	(5)	—	—
Bloomerang, LLC(5)	One stop				N/A(6)				12/2029	—	(7)	—	—
CB Buyer, Inc.(5)	One stop				N/A(6)				07/2031	—	(3)	—	—
CB Buyer, Inc.	One stop	SF +	5.25%	(h)	9.85%				07/2031	2,689	2,663	0.9	2,689
CB Buyer, Inc.(5)	One stop				N/A(6)				07/2031	—	(4)	—	—
Coupa Holdings, LLC	One stop	SF +	5.50%	(h)	10.75%				02/2030	2,162	2,114	0.7	2,162
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2030	—	(2)	—	—
Crewline Buyer, Inc.	One stop	SF +	6.75%	(h)	11.35%				11/2030	6,163	6,083	2.0	6,163
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(8)	—	—
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	9.35%				09/2030	3,018	2,939	1.0	2,988
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(9)	—	(3)
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	9.35%				09/2030	279	277	0.1	277
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	7.18%	cash/	4.30%	PIK	07/2029	1,988	1,963	0.6	1,968
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(g)	7.54%	cash/	4.30%	PIK	07/2029	1,298	1,279	0.4	1,285
GTY Technology Holdings, Inc.(17)	One stop	SF +	6.88%	(h)	7.18%	cash/	4.30%	PIK	07/2029	238	236	0.1	236
GTY Technology Holdings, Inc.(5)	One stop				N/A(6)				07/2029	—	(1)	—	(1)
GTY Technology Holdings, Inc.(5)	One stop				N/A(6)				07/2029	—	(7)	—	—
GTY Technology Holdings, Inc.(17)	One stop	SF +	7.13%	(h)	7.92%	cash/	4.45%	PIK	07/2029	253	250	0.1	253
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(3)	—	(3)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Gurobi Optimization, LLC	One stop	SF +	4.75%	(g)(h)	9.47%				09/2031	$3,287	$3,254	1.1%	$3,254
Hyland Software, Inc.	One stop	SF +	6.00%	(g)	10.85%				09/2030	7,229	7,137	2.4	7,229
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.	One stop	SF +	6.50%	(g)	11.35%				01/2030	3,968	3,898	1.3	3,968
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(7)	—	—
ICIMS, Inc.(17)	One stop	SF +	5.75%	(g)(h)	10.67%				08/2028	3,314	3,280	1.0	3,148
ICIMS, Inc.	One stop	SF +	5.75%	(g)	10.62%				08/2028	30	29	—	25
ICIMS, Inc.(5)	One stop				N/A(6)				08/2028	—	—	—	(27)
IQN Holding Corp.	One stop	SF +	5.25%	(h)	10.31%				05/2029	798	793	0.3	798
IQN Holding Corp.	One stop	SF +	5.25%	(h)	10.31%				05/2028	14	13	—	14
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(h)(i)	8.76%	cash/	3.50%	PIK	07/2028	768	764	0.3	768
Island Bidco AB(7)(8)(11)(17)	One stop	E +	7.25%	(b)(d)	3.65%	cash/	7.25%	PIK	07/2028	439	411	0.1	439
Island Bidco AB(7)(11)(17)	One stop	SF +	7.00%	(i)	8.76%	cash/	3.50%	PIK	07/2028	195	194	0.1	195
Island Bidco AB(7)(11)	One stop				N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(11)	One stop				N/A(6)				07/2028	—	—	—	—
Kaseya Inc.(17)	One stop	SF +	5.50%	(h)	10.75%				06/2029	1,818	1,800	0.6	1,818
Kaseya Inc.(17)	One stop	SF +	5.50%	(h)	10.10%				06/2029	27	26	—	27
Kaseya Inc.	One stop	SF +	5.50%	(h)	10.78%				06/2029	21	20	—	21
Kaseya Inc.	One stop	SF +	5.50%	(h)	10.75%				06/2029	7	6	—	7
Navex TopCo, Inc.	One stop	SF +	5.50%	(g)	10.60%				11/2030	5,849	5,746	1.9	5,849
Navex TopCo, Inc.(5)	One stop				N/A(6)				11/2028	—	(9)	—	—
Panzura, LLC(17)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	59	54	—	49
PING Identity Holding Corp.	One stop	SF +	4.75%	(h)	9.35%				10/2029	642	633	0.2	642
PING Identity Holding Corp.(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	10.31%				06/2029	2,659	2,641	0.9	2,659
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	10.39%				06/2029	2,293	2,277	0.8	2,293
Quant Buyer, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Quant Buyer, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(e)	8.45%	cash/	2.55%	PIK	07/2029	772	675	0.2	743
Rainforest Bidco Limited(7)(9)(17)	One stop	SF +	6.05%	(f)	8.34%	cash/	2.55%	PIK	07/2029	136	135	—	131
Rainforest Bidco Limited(7)(8)(9)(17)	One stop	SN +	6.05%	(e)	8.45%	cash/	2.55%	PIK	07/2029	57	50	—	55
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.00%	(h)	11.10%				08/2029	3,894	3,839	1.3	3,894
SailPoint Technologies Holdings, Inc.(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(h)	11.40%				07/2028	552	543	0.2	552
Templafy APS and Templafy, LLC(7)(13)	One stop				N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC(5)	One stop				N/A(6)				05/2031	—	(5)	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(g)	10.10%				05/2031	5,897	5,848	1.9	5,897
Togetherwork Holdings, LLC(5)	One stop				N/A(6)				05/2031	—	(7)	—	—
Zendesk, Inc.	One stop	SF +	5.00%	(h)	9.69%				11/2028	4,063	4,009	1.3	4,063
Zendesk, Inc.(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop				N/A(6)				11/2028	—	(7)	—	—
										86,674	85,301	28.2	86,300
Specialty Retail
Biscuit Parent, LLC	One stop	SF +	4.75%	(h)	9.35%				02/2031	3,111	3,090	1.0	3,111
Biscuit Parent, LLC(5)	One stop				N/A(6)				02/2031	—	(7)	—	—
Cavender Stores L.P.	Senior secured	SF +	5.00%	(h)	9.60%				10/2029	6,141	6,089	2.0	6,141
CVP Holdco, Inc.(5)	One stop				N/A(6)				06/2030	—	(3)	—	—
CVP Holdco, Inc.	One stop	SF +	5.00%	(g)	9.85%				06/2031	2,734	2,708	0.9	2,734
CVP Holdco, Inc.(5)	One stop				N/A(6)				06/2031	—	(3)	—	—
PetVet Care Centers LLC	One stop	SF +	6.00%	(g)	10.85%				11/2030	2,368	2,327	0.7	2,250
PetVet Care Centers LLC(5)	One stop				N/A(6)				11/2029	—	(6)	—	(16)
PetVet Care Centers LLC(5)	One stop				N/A(6)				11/2030	—	(3)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	10.81%				08/2029	3,753	3,706	1.2	3,753
PPV Intermediate Holdings, LLC(17)	One stop	N/A			14.75%	PIK			08/2030	1,608	1,574	0.6	1,640
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	$480	$473	0.2%	$480
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	111	110	0.1	111
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	20	20	—	20
PPV Intermediate Holdings, LLC(17)	One stop	N/A			13.75%	PIK			08/2030	20	19	—	20
PPV Intermediate Holdings, LLC(5)	One stop				N/A(6)				08/2029	—	(3)	—	—
PPV Intermediate Holdings, LLC(5)	One stop				N/A(6)				08/2029	—	(2)	—	(2)
Radiance Borrower, LLC	One stop	SF +	5.25%	(g)	10.10%				06/2031	65	62	—	65
Radiance Borrower, LLC(17)	One stop	SF +	5.75%	(g)	7.85%	cash/	2.75%	PIK	06/2031	3,396	3,372	1.1	3,396
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	2,516	2,494	0.8	2,516
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	167	166	0.1	167
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	164	163	0.1	164
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	130	129	0.1	130
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)(i)	14.11%	PIK			09/2029	35	34	—	35
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	54	54	—	54
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)				08/2028	—	(1)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	41	41	—	41
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	38	38	—	38
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)				08/2028	—	(3)	—	—
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.60%	PIK			09/2029	137	135	0.1	137
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)				08/2028	—	(4)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	74	74	—	74
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.60%	PIK			09/2029	73	72	—	73
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	50	50	—	50
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.60%	PIK			09/2029	7	7	—	7
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)	13.60%	PIK			09/2029	68	59	—	68
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				09/2029	259	257	0.1	259
Salon Lofts Group, LLC(17)	Second lien	SF +	9.00%	(h)(i)	14.30%	PIK			09/2029	26	26	—	26
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	10.35%				08/2028	81	81	—	81
										27,727	27,395	9.1	27,623
Water Utilities
Vessco Midco Holdings, LLC	One stop	SF +	5.25%	(g)(i)	10.22%				07/2031	277	274	0.1	274
Vessco Midco Holdings, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Vessco Midco Holdings, LLC	One stop	SF +	5.25%	(i)	9.54%				07/2031	14	13	—	13
										291	287	0.1	287

Total debt investments										292,249	287,920	95.2	291,377
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
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 7. The fair value of loan investments may include the impact of the unfunded commitment being valued below par.
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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the years ended September 30, 2025, 2024 and 2023, the Company received Loan Origination Fees that were capitalized of $1,125, $2,860 and $1,259, respectively. For the years ended September 30, 2025, 2024 and 2023, interest income included $1,129, $748 and $264, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2025, 2024 and 2023, investment income included $1,962, $1,609 and $739, respectively, of PIK interest and the Company capitalized PIK interest of $1,950, $1,627 and $734, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the years ended September 30, 2025 and 2024 fee income included $79 and $35 of non-recurring prepayment premiums, respectively. For the year ended September 30, 2023, fee income included no non-recurring prepayment premiums.

For the years ended September 30, 2025, 2024 and 2023, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $31,830, $22,013 and $7,948, respectively.

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

For the years ended September 30, 2025, 2024 and 2023, the Company recognized PIK and non-cash dividend income of $88, $73 and $48, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the year ended September 30, 2025 the Company received $99 of cash payments of accrued and capitalized preferred dividends. For the years ended September 30, 2024 and 2023, the Company received no cash payments of accrued and capitalized preferred dividends.

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

For the year ended September 30, 2025, the Company recorded dividend income received in cash of $72 and return of capital distributions received in cash of $147. For the year ended September 30, 2024, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash. For the year ended September 30, 2023, the Company recorded dividend income received in cash of $4 and did not receive any return of capital distributions in cash.

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

Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2025 and 2024, the Company had no portfolio company investments on non-accrual status.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of September 30, 2025 and 2024.
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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2025, the Company did not record any U.S. federal excise tax expense. For the years ended September 30, 2024 and 2023, $28 and $40, respectively, was recorded for U.S. federal excise tax expense.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2025. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the years ended September 30, 2025, 2024 and 2023, the Company amortized $58, $118 and $106, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee, that as of September 30, 2025, includes the Company’s chief executive officer and chief financial officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.
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

As of September 30, 2025 and 2024, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2025		As of September 30, 2024
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$401,191	$401,191	$378,341	$305,798

As of September 30, 2025 and 2024, the ratio of total contributed capital to total capital subscriptions was 100.0% and 80.8%, respectively. As of September 30, 2025, the Company had no uncalled capital commitments. As of September 30, 2024, the Company had uncalled capital commitments of $72,543.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLCU common stock issued for the years ended September 30, 2025, 2024 and 2023 :

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the year ended September 30, 2023
Issuance of shares	11/14/22	717,431.000	$15.00	$10,762
Issuance of shares	02/07/23	956,574.667	15.00	14,348
Issuance of shares	06/26/23	717,431.000	15.00	10,762
Issuance of shares	09/06/23	1,124,746.533	15.00	16,871
Issuance of shares	09/27/23	1,124,746.533	15.00	16,871
Shares issued for capital drawdowns		4,640,929.733		$69,614
Issuance of shares	11/23/22	1,664.799	$15.00	$25
Issuance of shares	12/29/22	4,782.751	15.00	72
Issuance of shares	03/01/23	2,895.367	15.00	44
Issuance of shares	03/22/23	3,478.115	15.00	52
Issuance of shares	05/24/23	8,465.003	15.00	127
Issuance of shares	06/22/23	3,231.487	15.00	48
Shares issued through DRIP		24,517.522		$368

Shares issued for the year ended September 30, 2024
Issuance of shares	10/27/23	1,124,891.000	$15.00	$16,873
Issuance of shares	11/10/23	1,124,891.000	15.00	16,873
Issuance of shares	12/15/23	1,999,805.999	15.00	29,997
Issuance of shares	03/18/24	1,124,891.000	15.00	16,874
Issuance of shares	05/03/24	1,135,022.533	15.00	17,025
Issuance of shares	05/17/24	1,135,022.533	15.00	17,025
Issuance of shares	06/04/24	2,396,158.667	15.00	35,943
Issuance of shares	07/03/24	1,135,022.533	15.00	17,025
Shares issued for capital drawdowns		11,175,705.265		$167,635

Shares issued for the year ended September 30, 2025
Issuance of shares	11/05/24	1,135,022.533	$15.00	$17,025
Issuance of shares	12/17/24	1,135,022.533	15.00	17,025
Issuance of shares	02/14/25	1,420,519.666	15.00	21,308
Issuance of shares	06/25/25	796,700.000	15.00	11,951
Issuance of shares	07/24/25	936,111.933	15.00	14,042
Issuance of shares	09/19/25	936,111.933	15.00	14,042
Shares issued for capital drawdowns		6,359,488.598		$95,393

Note 4. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently re-approved the Investment Advisory Agreement in May 2025. The Investment Adviser is a registered investment

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the years ended September 30, 2025, 2024 and 2023 the base management fee incurred by the Company was $3,466, $2,150 and $832, respectively, and the base management fee irrevocably waived by the Investment Adviser was $543, $999 and $676, respectively.

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
•100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 10.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the “catch-up” provision; and
•10.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

For the years ended September 30, 2025, 2024 and 2023 the Income Incentive Fee incurred was $3,178, $2,431 and $874, respectively. For the year ended September 30, 2023, $319 of the Income Incentive Fee was irrevocably waived by the Investment Adviser in connection with the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

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

For the years ended September 30, 2025, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of both September 30, 2025 and 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to September 30, 2025.

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

For the years ended September 30, 2025, 2024 and 2023, the Company accrued a capital gain incentive fee under GAAP of $78, $308 and $56, respectively. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of September 30, 2025 and 2024, there was $442 and $364, respectively, of cumulative accrual for capital gain incentive fee under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

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

As of September 30, 2025 and 2024, included in accounts payable and other liabilities is $120 and $85, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $56 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both September 30, 2025 and 2024, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301.

The Administrator and Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement, trustee fees, and fees payable pursuant to the Investment Advisory Agreement, net of the base management fee waivers described above, until the aggregate amount of such waived expense reimbursements equals $1,000 (the “Operating Expenses Reimbursement Waiver”). From the commencement of operations through March 31, 2023, the total operating expenses and fees payable pursuant to the Investment Advisory Agreement and Administration Agreement waived under the Operating Expenses Reimbursement Waiver totaled $1,000. For the year ended September 30, 2023, the Administrator and Investment Adviser waived the reimbursement of $195 in operating expenses.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2025, 2024 and 2023 were $734, $677 and $412, respectively. As of September 30, 2025 and 2024, there was $252 and $164, respectively, included in accounts payable and other liabilities for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000. On May 21, 2024,

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15,000 of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of September 30, 2025, GGP Class B-P, LLC has an aggregate commitment of $40,011. As of September 30, 2025, the Company has issued 2,667,366.664 shares of its common stock, including 550,000 shares of its common stock purchased from other stockholders, to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $40,011 and has also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of September 30, 2025, permits the Company to borrow a maximum of $75,000 and expires on March 26, 2028. Refer to Note 8 for discussion of the Adviser Revolver.

Note 5. Investments

Investments as of September 30, 2025 and 2024 consisted of the following:

	As of September 30, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$16,637	$16,513	$16,647	$11,739	$11,618	$11,734
One stop	366,227	361,982	365,087	279,276	275,089	278,409
Second lien	1,132	1,119	1,143	1,071	1,053	1,071
Subordinated debt	155	153	156	163	160	163
Equity	N/A	5,465	7,095	N/A	3,873	4,448
Total	$384,151	$385,232	$390,128	$292,249	$291,793	$295,825

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

	As of September 30, 2025		As of September 30, 2024
Amortized Cost:
United States
Southeast	$84,132	21.8%	$46,070	15.8%
Midwest	81,814	21.3	59,597	20.4
West	74,740	19.5	61,008	20.9
Mid-Atlantic	54,273	14.1	49,875	17.1
Southwest	46,747	12.1	35,628	12.2
Northeast	32,355	8.4	34,144	11.7
United Kingdom	5,170	1.3	1,784	0.6
Canada	2,964	0.8	—	—
Sweden	2,453	0.6	2,245	0.8
Denmark	553	0.1	551	0.2
Israel	31	0.0 *	31	0.0 *
Luxembourg	—	—	860	0.3
Total	$385,232	100.0%	$291,793	100.0%

Fair Value:
United States
Southeast	$85,114	21.8%	$46,557	15.7%
Midwest	83,086	21.2	60,559	20.5
West	75,648	19.4	61,933	20.9
Mid-Atlantic	54,951	14.1	50,343	17.0
Southwest	47,108	12.1	36,005	12.2
Northeast	32,640	8.4	34,625	11.7
United Kingdom	5,369	1.4	1,970	0.7
Canada	3,007	0.8	—	—
Sweden	2,603	0.7	2,366	0.8
Denmark	554	0.1	563	0.2
Israel	48	0.0 *	41	0.0 *
Luxembourg	—	—	863	0.3
Total	$390,128	100.0%	$295,825	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of September 30, 2025 and 2024 were as follows:

	As of September 30, 2025		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$6,278	1.6%	$5,488	1.9%
Air Freight & Logistics	3,948	1.0	—	—
Auto Components	8,146	2.1	6,400	2.2
Automobiles	19,664	5.1	15,914	5.5
Banks	1,692	0.4	835	0.3
Beverages	4,804	1.2	4,189	1.4
Building Products	83	0.0 *	—	—
Capital Markets	4,865	1.3	2,567	0.9
Chemicals	919	0.3	167	0.1
Commercial Services & Supplies	15,946	4.2	17,250	5.9
Construction & Engineering	3,873	1.0	2,444	0.8
Diversified Consumer Services	32,658	8.5	23,573	8.1
Diversified Financial Services	5,818	1.5	2,814	1.0
Electric Utilities	446	0.1	—	—
Electrical Equipment	1,609	0.4	126	0.0 *
Electronic Equipment, Instruments & Components	1,503	0.4	1,502	0.5
Food Products	4,851	1.3	4,675	1.6
Healthcare Equipment & Supplies	9,129	2.4	5,863	2.0
Healthcare Providers & Services	19,824	5.2	5,891	2.0
Healthcare Technology	15,777	4.1	7,545	2.6
Hotels, Restaurants & Leisure	19,610	5.1	11,956	4.1
Household Products	421	0.1	—	—
Industrial Conglomerates	3,622	0.9	3,513	1.2
Insurance	21,268	5.5	14,421	4.9
IT Services	12,891	3.4	12,540	4.3
Leisure Products	5,388	1.4	5,156	1.8
Life Sciences Tools & Services	5,845	1.5	6,247	2.1
Machinery	5,850	1.5	5,315	1.8
Media	2,786	0.7	1,744	0.6
Oil, Gas & Consumable Fuels	4,633	1.2	2,901	1.0
Pharmaceuticals	4,336	1.1	860	0.3
Professional Services	12,134	3.1	5,413	1.9
Road & Rail	1,663	0.4	—	—
Software	95,852	24.9	86,739	29.7
Specialty Retail	23,446	6.1	27,458	9.4
Transportation Infrastructure	3,329	0.9	—	—
Water Utilities	325	0.1	287	0.1
Total	$385,232	100.0%	$291,793	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2025		As of September 30, 2024
Fair Value:
Aerospace & Defense	$6,302	1.6%	$5,665	1.9%
Air Freight & Logistics	4,022	1.0	—	—
Auto Components	8,245	2.1	6,493	2.2
Automobiles	20,191	5.2	16,065	5.4
Banks	1,709	0.4	852	0.3
Beverages	4,960	1.3	4,265	1.4
Building Products	84	0.0 *	—	—
Capital Markets	4,911	1.3	2,599	0.9
Chemicals	922	0.3	167	0.1
Commercial Services & Supplies	16,097	4.1	17,507	5.9
Construction & Engineering	3,899	1.0	2,470	0.8
Diversified Consumer Services	33,114	8.5	24,058	8.1
Diversified Financial Services	5,854	1.5	2,857	1.0
Electric Utilities	469	0.1	—	—
Electrical Equipment	1,638	0.4	129	0.0 *
Electronic Equipment, Instruments & Components	1,550	0.4	1,566	0.5
Food Products	4,908	1.3	4,731	1.6
Healthcare Equipment & Supplies	9,185	2.4	5,922	2.0
Healthcare Providers & Services	20,087	5.2	5,996	2.0
Healthcare Technology	15,906	4.1	7,598	2.6
Hotels, Restaurants & Leisure	19,728	5.1	12,066	4.1
Household Products	423	0.1	—	—
Industrial Conglomerates	3,665	0.9	3,511	1.2
Insurance	21,446	5.5	14,592	4.9
IT Services	13,042	3.4	12,680	4.3
Leisure Products	5,376	1.4	5,177	1.8
Life Sciences Tools & Services	6,425	1.6	6,499	2.2
Machinery	5,901	1.5	5,366	1.8
Media	2,786	0.7	1,765	0.6
Oil, Gas & Consumable Fuels	4,666	1.2	2,943	1.0
Pharmaceuticals	4,419	1.1	863	0.3
Professional Services	12,211	3.1	5,451	1.8
Road & Rail	1,674	0.4	—	—
Software	97,231	24.9	88,009	29.8
Specialty Retail	23,445	6.0	27,676	9.4
Transportation Infrastructure	3,310	0.8	—	—
Water Utilities	327	0.1	287	0.1
Total	$390,128	100.0%	$295,825	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 6. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of September 30, 2025 and 2024 were as follows:

As of September 30, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(158)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	—	(127)
						$—	$(285)

As of September 30, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(135)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	—	(50)
						$—	$(185)

The impact of forward currency contracts not designated as an effective hedge accounting relationship for the years ended September 30, 2025, 2024 and 2023 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
	Year ended
Risk exposure category	September 30, 2025	September 30, 2024	September 30, 2023
Foreign exchange	$—	$(211)	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
	Year ended
Risk exposure category	September 30, 2025	September 30, 2024	September 30, 2023
Foreign exchange	$(100)	$9	$(194)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2025, 2024 and 2023:

	Year ended
Average U.S. Dollar notional outstanding	September 30, 2025	September 30, 2024	September 30, 2023
Forward currency contracts	$3,450	$3,441	$2,330

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from Macquarie, if any, is included in the Consolidated Statements of Financial Condition as other assets or accounts payable and other liabilities. As of both September 30, 2025 and September 30, 2024, there was $350 of collateral pledged for derivatives which is included in other assets on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2025 and 2024.

As of September 30, 2025
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Unrealized depreciation on forward currency contracts	$—	$(285)	$(285)	$285	$—

As of September 30, 2024
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Unrealized depreciation on forward currency contracts	$—	$(185)	$(185)	$185	$—

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both September 30, 2025 and 2024 were valued using Level 3 inputs. As of both September 30, 2025 and 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of September 30, 2025 and 2024:

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$383,033	$383,033
Equity investments(1)	—	—	7,095	7,095
Money market funds(1)(2)	12,875	—	—	12,875
Total assets, at fair value:	$12,875	$—	$390,128	$403,003
Liabilities, at fair value:
Forward currency contracts	$—	$(285)	$—	$(285)
Total liabilities, at fair value:	$—	$(285)	$—	$(285)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$291,377	$291,377
Equity investments(1)	—	—	4,448	4,448
Money market funds(1)(2)	10,214	—	—	10,214
Total assets, at fair value:	$10,214	$—	$295,825	$306,039
Liabilities, at fair value:
Forward currency contracts	$—	$(185)	$—	$(185)
Total liabilities, at fair value:	$—	$(185)	$—	$(185)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the years ended September 30, 2025, 2024 and 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $1,737, $3,274 and $1,067, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2025 and 2024:

	For the year ended September 30, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$291,377	$4,448	$295,825
Net change in unrealized appreciation (depreciation) on investments	(339)	1,055	716
Net translation of investments in foreign currencies	146	—	146
Realized gain (loss) on translation of investments in foreign currencies	(1)	—	(1)
Fundings of (proceeds from) revolving loans, net	1,085	—	1,085
Fundings of investments	118,317	2,216	120,533
PIK interest and non-cash dividends	1,950	88	2,038
Proceeds from non-cash dividends	—	(99)	(99)
Proceeds from principal payments and sales of portfolio investments	(30,631)	(613)	(31,244)
Accretion of discounts and amortization of premiums	1,129	—	1,129
Fair value, end of period	$383,033	$7,095	$390,128

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$16,647	Yield analysis	Market interest rate	7.8% - 9.0% (8.4%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (10.3x)
One stop loans(2)(3)	$359,911	Yield analysis	Market interest rate	3.8% - 20.5% (8.7%)
		Market comparable companies	EBITDA multiples	8.0x - 33.0x (15.5x)
		Market comparable companies	Revenue multiples	2.0x - 15.0x (9.4x)
	5,176	Broker/ Dealer bids or quotes	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans(4)	$1,299	Yield analysis	Market interest rate	11.8% - 15.0% (12.1%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (12.7x)
Equity(5)	$7,095	Market comparable companies	EBITDA multiples	8.0x - 28.0x (16.2x)
			Revenue multiples	2.0x - 15.0x (11.5x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)$11 of loans at fair value were valued using the market comparable companies approach only.

(3)The Company valued $306,160 and $53,751 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)$66 of loans at fair value were valued using the market comparable companies approach only.

(5)The Company valued $5,703 and $1,392 of equity investments using EBITDA and revenue multiples, respectively.

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

Note 8. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2025 and 2024, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2025, the Company was permitted to borrow up to $75,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of March 26, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2025 was 3.9%. For the year ended September 30, 2025, the Company had borrowings of $35, made repayments of $35 and incurred an amount less than $1 of interest expense on the Adviser Revolver. For the years ended September 30, 2024 and 2023 the Company had no borrowings and made no repayments on the Adviser Revolver. As of September 30, 2025 and 2024 , the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9. Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders which will generally relieve the Company from U.S. federal income tax. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.

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

The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended September 30, 2025, 2024 and 2023:

	Year ended September 30,
	2025	2024	2023
Increase/(decrease) in Paid in Capital in Excess of Par	$(58)	$(146)	$(127)
Increase/(decrease) in Distributable Earnings (Losses)	58	146	127
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

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2025, 2024 and 2023:

	Year ended September 30,
	2025	2024	2023
Net increase in net assets resulting from operations	$29,303	$24,653	$9,000
Net change in unrealized (appreciation) depreciation on investment transactions	(762)	(3,270)	(857)
Other income not currently taxable	(1,072)	(476)	(52)
Expenses not currently deductible	136	456	186
Other income for tax but not book	84	—	—
Expenses deductible for tax but not book	(73)	—	—
Other realized gain/loss differences	1,175	858	(7)
Taxable income before deductions for distributions	$28,791	$22,221	$8,270

The tax character of distributions paid during the years ended September 30, 2025, 2024 and 2023 were as follows:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30,
	2025	2024	2023
Ordinary Income	$29,358	$21,186	$7,372
Long-Term Capital Gains	$238	$—	$—

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2025, 2024 and 2023 were as follows:

	Year ended September 30,
	2025	2024	2023
Undistributed ordinary income – tax basis	$1,155	$2,302	$1,505
Undistributed realized gains – tax basis	580	238	—
Net unrealized appreciation (depreciation) on investments	4,169	3,521	634
Other temporary differences	(5,573)	(5,788)	(2,012)
Total accumulated earnings (loss) – book basis	$331	$273	$127

Capital losses in excess of capital gains earned in a tax year could generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2025, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company could elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of both September 30, 2025 and 2024, the Company did not elect to defer any ordinary losses, short-term capital losses and long-term capital losses.

For the tax year ended September 30, 2025, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in tax year September 30, 2025. The amount carried forward to tax year September 30, 2025 is estimated to be approximately $1,155 of ordinary income and $580 of long-term capital gain, although these amounts will not be finalized until the September 30, 2025 tax returns are filed in 2026.

As of September 30, 2025, the federal tax cost of investments was $385,673, resulting in estimated gross unrealized gains and losses of $5,959 and $1,503, respectively.

Note 10. Commitments and Contingencies

Commitments: As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $63,849, including $29,792 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $68,856, including $22,140 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of September 30, 2025 and 2024 . Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 11. Financial Highlights

The financial highlights for the Company are as follows:

	Year ended September 30,
Per share data:(1)	2025	2024	2023	2022
Net asset value at beginning of period	$15.00	$15.00	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(1.24)	(1.59)	(1.45)	(0.22)
From capital gains	(0.01)	—	—
Net investment income - after tax	1.21	1.40	1.33	0.44
Net realized gain (loss) on investment transactions	0.00 ^	(0.01)	0.00 ^	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.04	0.20	0.12	(0.21)
Net asset value at end of period	$15.00	$15.00	$15.00	$15.00
Total return based on net asset value per share(4)	8.55%	10.98%	8.15%	1.50%
Number of common shares outstanding	26,772,467.472	20,412,978.874	9,237,273.609	4,571,826.354

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024	2023	2022
Ratio of net investment income - after tax to average net assets*(5)	8.07%	9.34%	8.89%	5.83%
Ratio of total expenses to average net assets*(5)	2.28%	2.53%	2.94%	3.28%
Ratio of management fee waiver to average net assets*	(0.15)%	(0.43)%	(0.74)%	(0.66)%
Ratio of incentive fee waiver to average net assets(5)	—%	—%	(0.35)%	(0.20)%
Ratio of operating expense waiver to average net assets(5)	—%	—%	(0.21)%	(1.20)%
Ratio of incentive fees to average net assets(5)	0.92%	1.19%	1.02%	0.20%
Ratio of excise tax to average net assets(5)	—%	0.01%	0.04%	—%
Ratio of net expenses to average net assets*(5)	2.13%	2.10%	1.64%	1.22%
Ratio of total expenses (without incentive fees) to average net assets*(5)	1.36%	1.34%	0.98%	3.08%
Total return based on average net asset value*(6)	8.28%	10.68%	9.84%	4.05%
Net assets at end of year	$401,587	$306,194	$138,559	$68,577
Average debt outstanding	$0 †	$—	$—	$—
Average debt outstanding per share	$0.00 ^	$—	$—	$—
Portfolio Turnover*	9.10%	4.77%	2.27%	0.06%
Asset coverage ratio(7)	N/A	N/A	N/A	N/A
Asset coverage ratio per unit(8)	N/A	N/A	N/A	N/A
Average market value per unit(9):
Adviser Revolver	N/A	N/A	N/A	N/A

*The amounts presented for the period from April 1, 2022 (commencement of operations) to September 30, 2022 are annualized.
†Represents an amount less than $1.
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
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of September 30, 2025, 2024 and 2023.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of September 30, 2025, 2024 and 2023.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Note 12. Earnings Per Share

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2025, 2024 and 2023:

	Year ended September 30,
	2025	2024	2023
Earnings available to stockholders	$29,303	$24,653	$9,000
Basic and diluted weighted average shares outstanding	23,647,622	15,431,006	6,113,779
Basic and diluted earnings per share	$1.24	$1.60	$1.47

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the years ended September 30, 2025, 2024 and 2023:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Date Declared		Record Date		Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the year ended September 30, 2025
08/02/2024		10/15/2024		12/18/2024	20,412,978.874	$0.1073	$2,191
11/14/2024		11/15/2024		01/08/2025	21,548,001.407	0.1139	2,454
11/14/2024		12/13/2024		02/18/2025	21,548,001.407	0.1314	2,832
11/14/2024		01/17/2025		03/18/2025	22,683,023.940	0.1028	2,331
02/03/2025		02/26/2025		05/21/2025	24,103,543.606	0.1052	2,535
02/03/2025		03/17/2025		05/21/2025	24,103,543.606	0.0975	2,351
02/03/2025		04/18/2025		06/17/2025	24,103,543.606	0.0921	2,219
05/02/2025		05/26/2025		08/20/2025	24,103,543.606	0.0995	2,398
05/02/2025		06/20/2025		08/20/2025	24,103,543.606	0.1027	2,477
05/02/2025		07/18/2025		09/17/2025	24,900,243.606	0.0958	2,385
08/01/2025	Total dividends declared for	08/26/2025	Total dividends declared for	11/20/2025	25,836,355.539	0.1071	2,767
08/01/2025	Total dividends declared for	09/15/2025	Total dividends declared for	11/20/2025	25,836,355.539	0.0915	2,363
Total dividends declared for the year ended September 30, 2025							$29,303

For the year ended September 30, 2024
08/03/2023		10/20/2023		12/28/2023	9,237,273.609	$0.1143	$1,056
11/17/2023		11/20/2023		12/28/2023	11,487,055.609	0.1247	1,432
11/17/2023		12/15/2023		02/21/2024	13,486,861.608	0.1139	1,536
11/17/2023		01/19/2024		03/20/2024	13,486,861.608	0.1206	1,625
02/02/2024		02/26/2024		05/22/2024	13,486,861.608	0.1434	1,934
02/02/2024		03/15/2024		05/22/2024	13,486,861.608	0.1987	2,680
02/02/2024		04/19/2024		06/17/2024	14,611,752.608	0.1138	1,663
05/03/2024		05/27/2024		08/21/2024	16,881,797.674	0.1632	2,755
05/03/2024		06/21/2024		08/21/2024	19,277,956.341	0.1168	2,252
05/03/2024		07/19/2024		09/18/2024	20,412,978.874	0.1125	2,297
08/02/2024		08/27/2024		11/19/2024	20,412,978.874	0.1245	2,541
08/02/2024		09/17/2024		11/19/2024	20,412,978.874	0.1412	2,882
Total dividends declared for the year ended September 30, 2024							$24,653

For the year ended September 30, 2023
08/05/2022		10/18/2022		12/29/2022	4,571,826.354	$0.0980	$447
11/18/2022		11/21/2022		12/29/2022	5,289,257.354	0.0964	510
11/18/2022		12/15/2022		03/01/2023	5,290,922.153	0.1096	580
11/18/2022		01/17/2023		03/22/2023	5,295,704.904	0.1301	690
02/07/2023		02/24/2023		05/24/2023	6,252,279.571	0.1148	718
02/07/2023		03/17/2023		05/24/2023	6,255,174.938	0.1558	974
02/07/2023		04/28/2023		06/22/2023	6,258,653.053	0.1023	640
05/05/2023		05/26/2023		08/23/2023	6,267,118.056	0.1106	693
05/05/2023		06/16/2023		08/23/2023	6,267,118.056	0.1579	990
05/05/2023		07/28/2023		09/20/2023	6,987,780.543	0.1147	802
08/03/2023		08/30/2023		11/22/2023	6,987,780.543	0.1218	851
08/03/2023		09/22/2023		11/22/2023	8,112,527.076	0.1362	1,105
Total dividends declared for the year ended September 30, 2023							$9,000

There were no distributions reinvested during the years ended September 30, 2025 and 2024. The following table summarizes the Company’s distributions reinvested during the year ended September 30, 2023:

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

Note 14. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On August 1, 2025 and November 14, 2025, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

November 14, 2025	January 21, 2026
In an amount (if positive) such that the net asset value of the Company as of November 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2025 through November 30, 2025 and the payment of this distribution is $15.00 per share.

December 12, 2025	February 18, 2026
In an amount (if positive) such that the net asset value of the Company as of December 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2025 through December 31, 2025 and the payment of this distribution is $15.00 per share.

January 16, 2026	March 18, 2026
In an amount (if positive) such that the net asset value of the Company as of January 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2026 through January 31, 2026 and the payment of this distribution is $15.00 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 105
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
3.2	Amended and Restated Bylaws approved on August 5, 2022 by the Board of Directors of Golub Capital Direct Lending Unlevered Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (File No. 814-01505), filed on August 12, 2022).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
4.2	Description of securities.	*
10.1	Investment Advisory Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.2	Waiver Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.3	Administration Agreement, dated as of April 1, 2022, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.4	Custody Agreement, dated as of April 1, 2022, by and between the Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.5	Trademark License Agreement, dated as of April 1, 2022, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.7	Revolving Loan Agreement, dated as of, by and among Golub Capital Direct Lending Unlevered Corporation, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.7 to the Registrant’s Amended Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.8	First Amendment to Revolving Loan Agreement, dated as of March 26, 2025, by and between Golub Capital Direct Lending Unlevered Corporation, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-56411), filed on March 28, 2025).
10.9	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-56411), filed on March 31, 2022).
10.10	Loan Administration and Custodial Agreement, dated as of March 1, 2023, by and between Golub Capital Direct Lending Unlevered Corporation and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01505), filed on March 7, 2023).
14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*
19.1	Insider Trading Policy (Included in the Code of Ethics of the Registrant and GC Advisors) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K).

Number	Description
21.1	List of subsidiaries.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital Direct Lending Unlevered Corporation
A Maryland Corporation

Date: November 26, 2025	By:	/s/ David B. Golub
Name: David B. Golub
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Chairman of the Board of Directors	November 26, 2025
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	November 26, 2025
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Director	November 26, 2025
Lawrence E. Golub
/s/ John T. Baily	Director	November 26, 2025
John T. Baily
/s/ Kenneth F. Bernstein	Director	November 26, 2025
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	November 26, 2025
Lofton P. Holder
/s/ Anita J. Rival	Director	November 26, 2025
Anita J. Rival
/s/ William M. Webster IV	Director	November 26, 2025
William M. Webster IV