Form 10-Q
period 2025-12-31
Golub Capital Direct Lending Unlevered Corp
filed 2026-02-13
CIK 1901606

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of February 13, 2026, the Registrant had 26,772,467.472 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2025	September 30, 2025
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $389,744 and $385,232, respectively)	$394,298	$390,128
Cash	3,572	2,009
Cash equivalents	6,503	12,875
Foreign currencies (cost of $173 and $132, respectively)	174	129
Interest receivable	3,897	3,878
Receivable for investments	853	383
Other assets	47	370
Total Assets	$409,344	$409,772
Liabilities
Distributions payable	$4,871	$5,130
Management and income incentive fees payable	1,852	1,780
Payable for investments purchased	67	—
Accrued trustee fees	6	23
Unrealized depreciation on forward currency contracts	59	285
Accounts payable and other liabilities	902	967
Total Liabilities	7,757	8,185
Commitments and Contingencies (Note 10)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 26,772,467.472 shares issued and outstanding as of December 31, 2025 and September 30, 2025	27	27
Paid in capital in excess of par	401,229	401,229
Distributable earnings (losses)	331	331
Total Net Assets	401,587	401,587
Total Liabilities and Total Net Assets	$409,344	$409,772
Number of common shares outstanding	26,772,467.472	26,772,467.472
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2025	2024
Investment income
Interest income	$9,217	$7,990
Payment-in-kind interest income	527	461
Dividend income	73	50
Fee income	27	23
Total investment income	9,844	8,524
Expenses
Base management fee	1,000	785
Incentive fee	818	831
Administrative service fee	135	100
Professional fees	160	228
General and administrative expenses	27	22
Total expenses	2,140	1,966
Base management fee waived (Note 4)	—	(261)
Net expenses	2,140	1,705
Net investment income	7,704	6,819
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Forward currency contracts	(232)	—
Foreign currency transactions	4	(6)
Net realized gain (loss) on investment transactions	(228)	(6)
Net change in unrealized appreciation (depreciation) from:
Investments	(345)	685
Forward currency contracts	226	229
Translation of assets and liabilities in foreign currencies	3	(250)
Net change in unrealized appreciation (depreciation) on investment transactions	(116)	664
Net gain (loss) on investment transactions	(344)	658
Net increase (decrease) in net assets resulting from operations	$7,360	$7,477
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$0.27	$0.35
Basic and diluted weighted average common shares outstanding (Note 11)	26,772,467	21,301,257

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	20,412,978.874	$20	$305,901	$273	$306,194
Issuance of common stock	2,270,045.066	3	34,048	—	34,051
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	6,819	6,819
Net realized gain (loss) on investment transactions	—	—	—	(6)	(6)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	664	664
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(2,191)	(2,191)
Distributions declared and payable	—	—	—	(5,286)	(5,286)
Total increase (decrease) for the three months ended December 31, 2024	2,270,045.066	3	34,048	—	34,051
Balance at December 31, 2024	22,683,023.940	$23	$339,949	$273	$340,245
Balance at September 30, 2025	26,772,467.472	$27	$401,229	$331	$401,587
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	7,704	7,704
Net realized gain (loss) on investment transactions	—	—	—	(228)	(228)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(116)	(116)
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(2,489)	(2,489)
Distributions declared and payable	—	—	—	(4,871)	(4,871)
Total increase (decrease) for the three months ended December 31, 2025	—	—	—	—	—
Balance at December 31, 2025	26,772,467.472	$27	$401,229	$331	$401,587

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$7,360	$7,477
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs	—	30
Accretion of discounts and amortization of premiums	(373)	(208)
Net realized (gain) loss on forward currency contracts	232	—
Net realized (gain) loss on foreign currency transactions	(4)	6
Net change in unrealized (appreciation) depreciation on investments	345	(685)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(226)	(229)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(3)	250
Proceeds from (fundings of) revolving loans, net	(831)	(364)
Fundings of investments	(17,631)	(32,224)
Proceeds from principal payments and sales of portfolio investments	14,867	2,295
Funding of settlements of forward currency contracts	(232)	—
Payment-in-kind interest capitalized	(526)	(461)
Non-cash dividends capitalized	(14)	(22)
Changes in operating assets and liabilities:
Interest receivable	(19)	593
Receivable for investments	(470)	2,216
Other assets	323	(1)
Payable for investments purchased	67	—
Management and income incentive fees payable	72	(16)
Accrued trustee fees	(17)	13
Accounts payable and other liabilities	(65)	100
Net cash provided by (used in) operating activities	2,855	(21,230)
Cash flows from financing activities
Proceeds from issuance of common shares	—	34,051
Distributions paid	(7,620)	(7,614)
Net cash provided by (used in) financing activities	(7,620)	26,437
Net change in cash, cash equivalents, and foreign currencies	(4,765)	5,207
Effect of foreign currency exchange rates	1	(6)
Cash, cash equivalents, and foreign currencies, beginning of period	15,013	12,271
Cash, cash equivalents, and foreign currencies, end of period	$10,249	$17,472
Supplemental disclosure of cash flow information:
Distributions declared for the period	$7,360	$7,477
Supplemental disclosure of non-cash operating and financing activity:
Change in distributions payable	(259)	(137)

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2025	September 30, 2025
Cash	$3,572	$2,009
Cash equivalents	6,503	12,875
Foreign currencies (cost of $173 and $132, respectively)	174	129
Total cash, cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$10,249	$15,013
(1) See Note 2 for a description of cash, cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.67%				09/2031	$5,272	$5,164	1.3%	$5,272
PPW Aero Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	—
PPW Aero Buyer, Inc.	One stop				N/A(6)				09/2031	—	—	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.67%				09/2031	270	267	0.1	270
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.67%				09/2031	50	49	—	50
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.67%				09/2031	50	50	—	50
PPW Aero Buyer, Inc.	One stop				N/A(6)				09/2031	—	—	—	—
Titan BW Borrower L.P.(18)	One stop	SF +	5.38%	(h)	6.38%	cash/	2.88%	PIK	07/2032	580	574	0.2	580
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
Titan BW Borrower L.P.	One stop				N/A(6)				07/2032	—	—	—	—
Jeppesen Holdings, LLC	One stop	SF +	4.75%	(h)	8.59%				11/2032	2,147	2,139	0.5	2,131
Jeppesen Holdings, LLC(5)	One stop				N/A(6)				11/2032	—	—	—	(1)
										8,369	8,241	2.1	8,352
Air Freight & Logistics
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(h)	8.67%				11/2031	2,920	2,869	0.7	2,920
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(i)	8.73%				11/2031	184	181	0.1	184
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(h)	8.67%				11/2031	739	732	0.2	739
RJW Group Holdings, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	—
										3,843	3,781	1.0	3,843
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(i)	8.62%				11/2030	295	292	0.1	286
Arnott, LLC	One stop	SF +	4.75%	(i)	8.50%				11/2030	28	28	—	27
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	8.59%				01/2030	1,744	1,721	0.4	1,744
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)(i)	8.45%				01/2030	1,018	1,011	0.3	1,018
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	8.57%				01/2030	42	38	—	42
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	8.59%				01/2030	11	11	—	11
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)(i)	8.48%				01/2030	26	25	—	26
OEConnection, LLC	One stop	SF +	4.50%	(g)	8.23%				12/2032	5,207	5,167	1.3	5,216
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(4)	—	1
OEConnection, LLC	One stop				N/A(6)				12/2032	—	—	—	—
										8,371	8,289	2.1	8,371
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	8.98%				06/2030	1,853	1,833	0.5	1,853
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(a)(h)	9.48%				06/2030	86	84	—	86
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(g)	8.22%				11/2032	219	218	0.1	218
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(g)(h)	8.22%				11/2032	15	15	—	15
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(h)	8.20%				11/2032	3	3	—	3
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	8.87%				07/2029	33	32	—	33
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(h)	8.67%				07/2029	5,361	5,329	1.3	5,361
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	8.60%				07/2029	41	40	—	41
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(h)	8.67%				07/2029	72	71	—	72
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	8.47%				06/2031	6,509	6,466	1.6	6,509
Quick Quack Car Wash Holdings, LLC(5)	One stop				N/A(6)				06/2031	—	(4)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	8.47%				06/2031	366	361	0.1	366
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	8.47%				06/2031	7	7	—	7
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(g)	8.47%				06/2031	16	16	—	16
TWAS Holdings, LLC	One stop	SF +	4.75%	(g)	8.47%				12/2029	90	89	—	89
TWAS Holdings, LLC(5)	One stop				N/A(6)				12/2029	—	(2)	—	(2)
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(h)	9.17%				12/2029	3,216	3,187	0.8	3,216
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(h)	9.17%	12/2029	$136	$129	—%	$136
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(h)	9.34%	12/2029	891	883	0.2	891
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(h)	8.84%	12/2029	7	6	—	7
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(h)	8.84%	12/2029	42	42	—	42
							18,963	18,805	4.6	18,959
Banks
Empyrean Solutions, LLC	One stop	SF +	4.50%	(h)	8.17%	11/2031	258	257	0.1	258
Empyrean Solutions, LLC	One stop				N/A(6)	11/2031	—	—	—	—
Empyrean Solutions, LLC	One stop				N/A(6)	11/2031	—	—	—	—
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(h)	8.59%	12/2029	707	701	0.2	707
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(h)	8.64%	12/2029	676	670	0.1	676
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(h)	8.59%	12/2029	56	55	—	56
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(h)	8.61%	12/2029	37	35	—	37
							1,734	1,718	0.4	1,734
Beverages
Financial Information Technologies, LLC	One stop	SF +	4.75%	(h)	8.42%	06/2030	1,478	1,460	0.4	1,478
Financial Information Technologies, LLC	One stop	SF +	4.75%	(h)	8.42%	06/2030	619	613	0.1	619
Financial Information Technologies, LLC(5)	One stop				N/A(6)	06/2030	—	(1)	—	—
Financial Information Technologies, LLC	One stop	SF +	4.75%	(h)	8.42%	06/2030	1,133	1,130	0.3	1,133
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)	02/2032	—	(2)	—	—
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)	02/2032	—	(1)	—	—
Spindrift Beverage Co. Inc.	One stop	SF +	5.00%	(h)	8.94%	02/2032	1,131	1,118	0.3	1,131
							4,361	4,317	1.1	4,361
Building Products
BECO Holding Company, Inc.	One stop	SF +	5.25%	(h)	9.07%	11/2028	125	124	—	125
BECO Holding Company, Inc.(5)	One stop				N/A(6)	11/2028	—	(1)	—	—
							125	123	—	125
Capital Markets
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.42%	01/2031	2,566	2,544	0.7	2,566
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.42%	01/2031	237	233	0.1	237
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.42%	01/2031	863	856	0.2	863
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.42%	01/2031	1,318	1,309	0.3	1,318
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.42%	01/2031	50	50	—	50
							5,034	4,992	1.3	5,034
Chemicals
AP Adhesives Holdings, LLC	One stop				N/A(6)	04/2032	—	—	—	—
AP Adhesives Holdings, LLC	One stop				N/A(6)	04/2031	—	—	—	—
AP Adhesives Holdings, LLC	One stop	SF +	4.75%	(h)	8.66%	04/2032	266	265	0.1	266
JSG II, Inc. and Checkers USA, Inc.	One stop	SF +	4.50%	(g)	8.23%	09/2032	421	419	0.1	421
JSG II, Inc. and Checkers USA, Inc.	One stop				N/A(6)	09/2032	—	—	—	—
JSG II, Inc. and Checkers USA, Inc.	One stop				N/A(6)	09/2032	—	—	—	—
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	8.42%	03/2029	168	167	—	168
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)(h)	8.46%	03/2029	19	19	—	19
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	8.42%	03/2029	52	52	—	52
							926	922	0.2	926
Commercial Services & Supplies
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	8.87%	01/2031	3,231	3,204	0.8	3,231
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	8.87%	01/2031	1,052	1,043	0.3	1,052
CHA Vision Holdings, Inc.(5)	One stop				N/A(6)	01/2030	—	(2)	—	—
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	8.87%	01/2031	50	50	—	50
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	8.82%	01/2031	3	2	—	3
Dispatch Acquisition Holdings, LLC	One stop	SF +	4.75%	(h)	8.42%	11/2032	846	842	0.2	842
Dispatch Acquisition Holdings, LLC	One stop	SF +	4.75%	(a)(h)	8.59%	11/2032	56	55	—	55
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(h)	8.84%	09/2030	459	450	0.1	459
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kleinfelder Intermediate, LLC(5)	One stop				N/A(6)		09/2028	$—	$(1)	—%	$—
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(h)	8.84%		09/2030	50	49	—	50
Pearl Acquisition Buyer, Inc.	One stop	SF +	4.50%	(h)	8.17%		12/2032	3	3	—	3
Pearl Acquisition Buyer, Inc.	One stop	SF +	4.50%	(h)	8.17%		12/2032	274	273	0.1	273
Pearl Acquisition Buyer, Inc.	One stop				N/A(6)		12/2032	—	—	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	8.97%		04/2030	133	131	—	133
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	8.99%		04/2031	1,643	1,631	0.4	1,643
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	9.00%		04/2031	206	205	0.1	206
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	8.97%		04/2031	274	273	0.1	274
Trinity Air Consultants Holdings Corporation	One stop				N/A(6)		06/2029	—	—	—	—
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.50%	(h)	8.50%		06/2029	17	17	—	17
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.50%	(g)(h)	8.44%		06/2029	51	51	—	50
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.50%	(h)	8.48%		06/2029	108	107	—	107
Trinity Air Consultants Holdings Corporation	One stop				N/A(6)		06/2029	—	—	—	—
WRE Holding Corp.(5)	One stop				N/A(6)		07/2030	—	(3)	—	—
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.87%		07/2031	2,604	2,584	0.7	2,604
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.62%		07/2031	286	285	0.1	286
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.60%		07/2031	172	172	—	172
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.60%		07/2031	134	133	—	134
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.60%		07/2031	47	47	—	47
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.60%		07/2031	48	48	—	48
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.60%		07/2031	30	30	—	30
WRE Holding Corp.(5)	One stop				N/A(6)		07/2031	—	(1)	—	—
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.71%		07/2031	21	21	—	21
								11,798	11,699	2.9	11,790
Construction & Engineering
Consor Intermediate II, LLC	One stop	SF +	4.50%	(h)	8.17%		05/2031	3,352	3,340	0.8	3,352
Consor Intermediate II, LLC	One stop	SF +	4.50%	(h)	8.17%		05/2031	123	120	—	123
Consor Intermediate II, LLC(5)	One stop				N/A(6)		05/2031	—	(5)	—	—
DCCM, LLC	One stop	SF +	4.75%	(g)	8.47%		06/2032	237	235	0.1	237
DCCM, LLC	One stop				N/A(6)		06/2032	—	—	—	—
DCCM, LLC(5)	One stop				N/A(6)		06/2032	—	(1)	—	—
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.20%		12/2030	31	30	—	31
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.29%		12/2030	19	19	—	19
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.24%		12/2030	263	261	0.1	263
								4,025	3,999	1.0	4,025
Diversified Consumer Services
ABC Legal Holdings, LLC	One stop	SF +	4.50%	(h)	8.34%		08/2032	619	616	0.2	619
ABC Legal Holdings, LLC(5)	One stop				N/A(6)		08/2032	—	(1)	—	—
ABC Legal Holdings, LLC(5)	One stop				N/A(6)		08/2032	—	(1)	—	—
Action Termite Control, LLC	Senior secured				N/A(6)		12/2032	—	—	—	—
Action Termite Control, LLC	Senior secured	SF +	4.25%	(h)	7.96%		12/2032	86	85	—	85
Action Termite Control, LLC(5)	Senior secured				N/A(6)		12/2032	—	(1)	—	(1)
Any Hour, LLC	One stop	SF +	5.25%	(h)	8.92%		05/2030	1,989	1,967	0.5	1,870
Any Hour, LLC	One stop	SF +	5.25%	(g)(h)	8.96%		05/2030	256	253	0.1	238
Any Hour, LLC	One stop	SF +	5.25%	(h)	8.92%		05/2030	56	53	—	53
Any Hour, LLC(18)	One stop	N/A			13.00%	PIK	05/2031	752	742	0.2	646
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.78%		10/2030	50	49	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.82%		10/2030	1,077	1,056	0.3	1,080
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.71%		10/2029	95	85	—	95
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.82%		10/2030	4,527	4,435	1.1	4,538
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.84%		10/2030	50	49	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.81%		10/2030	34	34	—	34
Aptive Environmental, LLC	One stop	SF +	4.75%	(g)	8.47%		10/2032	1,504	1,489	0.4	1,489
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Aptive Environmental, LLC(5)	One stop				N/A(6)				10/2032	$—	$(1)	—%	$(1)
Aptive Environmental, LLC(5)	One stop				N/A(6)				10/2032	—	—	—	(1)
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(h)	8.17%				05/2030	4,255	4,243	1.1	4,255
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(g)	8.23%				05/2030	84	82	—	84
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(h)	8.17%				05/2030	1,107	1,096	0.3	1,107
CHVAC Services Investment, LLC	One stop				N/A(6)				05/2030	—	—	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.32%				07/2029	196	194	—	196
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.32%				07/2029	5	4	—	5
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.32%				07/2029	57	56	—	57
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	9.07%				06/2029	465	461	0.1	465
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(g)	8.97%				06/2028	15	15	—	15
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	9.09%				06/2029	154	153	—	154
Kodiak Buyer, LLC	One stop	SF +	4.50%	(h)	8.17%				07/2032	246	244	0.1	246
Kodiak Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Kodiak Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Litera Bidco, LLC	One stop				N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	8.72%				05/2028	1,859	1,853	0.5	1,859
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	8.72%				05/2028	742	741	0.2	742
Litera Bidco, LLC	One stop				N/A(6)				05/2028	—	—	—	—
NSG Buyer, Inc.	One stop	SF +	5.00%	(h)	8.67%				11/2029	5,222	5,142	1.3	5,222
NSG Buyer, Inc.	One stop	SF +	5.00%	(h)	8.67%				11/2028	23	21	—	23
NSG Buyer, Inc. (5)	One stop				N/A(6)				11/2029	—	(1)	—	—
Salisbury House, LLC	One stop	SF +	5.00%	(g)	8.72%				08/2032	25	24	—	25
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	—
Salisbury House, LLC	One stop	SF +	5.00%	(i)	8.73%				08/2032	1,229	1,223	0.3	1,229
SCP CDH Buyer, Inc.	One stop	SF +	4.50%	(h)	8.17%				12/2032	424	422	0.1	420
SCP CDH Buyer, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
SCP CDH Buyer, Inc.(5)	One stop				N/A(6)				12/2032	—	(1)	—	(1)
Severin Acquisition, LLC(18)	One stop	SF +	4.75%	(g)	6.22%	cash/	2.25%	PIK	10/2031	2,237	2,219	0.6	2,215
Severin Acquisition, LLC(5)	One stop				N/A(6)				10/2031	—	(2)	—	(3)
Severin Acquisition, LLC(18)	One stop	SF +	4.75%	(g)	6.22%	cash/	2.25%	PIK	10/2031	97	95	—	93
Stellar Brands, LLC	Senior secured	SF +	4.50%	(h)	8.17%				02/2031	460	457	0.1	460
Stellar Brands, LLC	Senior secured				N/A(6)				02/2031	—	—	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	8.86%				12/2030	4,749	4,715	1.2	4,725
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(4)	—	(3)
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2030	—	(2)	—	(2)
Virginia Green Acquisition, LLC	One stop				N/A(6)				12/2030	—	—	—	—
										34,746	34,358	8.7	34,432
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(3)	—	—
Baker Tilly Advisory Group, LP	One stop	SF +	4.75%	(g)	8.47%				06/2031	1,273	1,260	0.3	1,277
Baker Tilly Advisory Group, LP	One stop	SF +	4.25%	(g)	7.97%				06/2031	233	232	0.1	233
Baker Tilly Advisory Group, LP	One stop				N/A(6)				06/2031	—	—	—	—
Banker's Toolbox, Inc.	One stop	SF +	4.50%	(h)	8.17%				07/2029	189	188	—	189
Banker's Toolbox, Inc.(5)	One stop				N/A(6)				07/2029	—	(1)	—	—
Deerfield Dakota Holding, LLC(5)	One stop				N/A(6)				09/2032	—	(2)	—	—
Deerfield Dakota Holding, LLC(18)	One stop	SF +	5.75%	(h)	6.67%	cash/	2.75%	PIK	09/2032	1,878	1,860	0.5	1,878
Equity Methods, LLC	One stop	SF +	4.75%	(h)	8.42%				04/2032	907	903	0.3	907
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	—
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	—
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.50%	(g)(h)	8.22%				06/2031	1,226	1,221	0.3	1,223
Higginbotham Insurance Agency, Inc.	One stop				N/A(6)				06/2031	—	—	—	—
Higginbotham Insurance Agency, Inc.	One stop				N/A(6)				06/2031	—	—	—	—
Wealth Enhancement Group, LLC	One stop				N/A(6)				10/2028	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(h)	8.49%				10/2028	$158	$158	—%	$158
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(h)	8.49%				10/2028	220	219	0.1	220
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(h)	8.36%				10/2028	157	157	—	157
Wealth Enhancement Group, LLC	One stop				N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(h)	8.49%				10/2028	13	13	—	13
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(h)	8.49%				10/2028	57	57	—	57
										6,311	6,260	1.6	6,312
Electric Utilities
Smart Energy Systems, Inc.(18)	One stop	SF +	7.50%	(h)	7.74%	cash/	3.75%	PIK	01/2030	45	44	—	44
Smart Energy Systems, Inc.(18)	One stop	SF +	7.50%	(h)	7.74%	cash/	3.75%	PIK	01/2030	408	401	0.1	400
										453	445	0.1	444
Electrical Equipment
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(h)	8.42%				12/2030	92	91	—	91
Power Grid Holdings, Inc.	One stop	P +	3.75%	(a)	10.50%				12/2030	3	3	—	3
Wildcat TopCo, Inc.	One stop	SF +	4.50%	(h)	8.32%				11/2031	1,237	1,227	0.3	1,237
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	—
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	—
										1,332	1,318	0.3	1,331
Electronic Equipment, Instruments & Components
CST Holding Company	One stop	SF +	5.00%	(g)	8.82%				11/2028	1,546	1,504	0.4	1,546
CST Holding Company(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
										1,546	1,503	0.4	1,546
Food & Staples Retailing
GMF Parent, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
GMF Parent, Inc.	One stop	SF +	4.50%	(h)	8.20%				12/2032	237	235	0.1	235
GMF Parent, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
GMF Parent, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
										237	235	0.1	235
Food Products
Blast Bidco Inc.	One stop	SF +	6.00%	(h)	9.67%				10/2030	3,842	3,802	1.0	3,842
Blast Bidco Inc.(5)	One stop				N/A(6)				10/2029	—	(4)	—	—
Eagle Family Foods Group, LLC	One stop	SF +	5.00%	(i)	8.79%				08/2030	753	747	0.2	753
Eagle Family Foods Group, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	—
Zullas, L.C.	One stop				N/A(6)				06/2031	—	—	—	—
Zullas, L.C.	One stop	SF +	4.75%	(g)	8.47%				06/2031	175	174	—	175
Zullas, L.C.	One stop	SF +	4.75%	(g)	8.47%				06/2031	29	28	—	29
										4,799	4,746	1.2	4,799
Healthcare Equipment & Supplies
Bayou Intermediate II, LLC	One stop				N/A(6)				09/2032	—	—	—	—
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(h)	8.42%				09/2032	671	668	0.2	671
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(g)(h)	8.43%				09/2032	73	72	—	73
Belmont Instrument, LLC	One stop	SF +	5.25%	(h)	8.92%				08/2028	1,266	1,252	0.3	1,266
Belmont Instrument, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Blades Buyer, Inc.	Senior secured				N/A(6)				03/2028	—	—	—	—
Blades Buyer, Inc.(5)	Senior secured				N/A(6)				03/2028	—	(1)	—	(3)
CCSL Holdings, LLC	One stop	SF +	5.75%	(g)	9.47%				12/2028	38	37	—	38
Centegix Intermediate II, LLC(18)	One stop	SF +	6.00%	(h)	6.63%	cash/	3.25%	PIK	08/2032	1,330	1,323	0.3	1,330
Centegix Intermediate II, LLC	One stop	SF +	5.50%	(h)	9.31%				08/2032	132	131	—	132
Centegix Intermediate II, LLC(5)	One stop				N/A(6)				08/2032	—	(2)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.32%				06/2031	2,657	2,636	0.7	2,657
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)				05/2030	—	(2)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)(i)	9.18%				06/2031	581	573	0.2	581
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.26%				06/2031	54	53	—	54
Isto Group, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Isto Group, Inc.	One stop	SF +	4.75%	(h)	8.46%		09/2032	$235	$234	0.1%	$235
Isto Group, Inc.(5)	One stop				N/A(6)		09/2032	—	(1)	—	—
RTI Surgical, Inc.(5)	One stop				N/A(6)		09/2032	—	(1)	—	—
RTI Surgical, Inc.	One stop	SF +	4.75%	(g)	8.47%		09/2032	1,197	1,192	0.3	1,197
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(g)	8.22%		12/2029	396	396	0.1	396
TIDI Legacy Products, Inc.	One stop				N/A(6)		12/2029	—	—	—	—
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(g)	8.22%		12/2029	106	105	—	106
YI, LLC	One stop	SF +	5.75%	(g)	9.49%		12/2029	1,544	1,523	0.4	1,544
YI, LLC(5)	One stop				N/A(6)		12/2029	—	(4)	—	—
								10,280	10,183	2.6	10,277
Healthcare Providers & Services
Active Day, Inc.	One stop	SF +	5.00%	(g)	8.72%		05/2027	221	220	0.1	220
Active Day, Inc.(5)	One stop				N/A(6)		05/2027	—	—	—	(1)
Active Day, Inc.	One stop	SF +	5.00%	(g)	8.72%		05/2027	75	75	—	75
Bamboo US Bidco LLC(9)	One stop	E +	5.00%	(c)	7.07%		09/2030	360	317	0.1	360
Bamboo US Bidco LLC	One stop	SF +	5.00%	(g)(h)	8.83%		09/2030	85	85	—	85
Bamboo US Bidco LLC	One stop	SF +	5.00%	(g)	8.79%		09/2030	71	71	—	71
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)	9.09%		09/2030	75	75	—	75
Bamboo US Bidco LLC(5)	One stop				N/A(6)		10/2029	—	(2)	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)	9.09%		09/2030	492	483	0.1	492
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	4.75%	(h)	8.57%		11/2030	230	229	0.1	230
Benefit Plan Administrators of Eau Claire, LLC	One stop				N/A(6)		11/2030	—	—	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop				N/A(6)		11/2030	—	(1)	—	—
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	4.75%	(h)	8.57%		11/2030	1,233	1,226	0.3	1,233
BHG Holdings, LLC	One stop	SF +	5.50%	(h)	9.34%		04/2032	1,911	1,896	0.5	1,911
BHG Holdings, LLC(5)	One stop				N/A(6)		04/2032	—	(2)	—	—
BHG Holdings, LLC(5)	One stop				N/A(6)		04/2032	—	(4)	—	—
Community Care Partners, LLC	One stop	SF +	6.00%	(g)	9.83%		06/2026	140	140	—	140
HP TLE Buyer, Inc.	One stop	SF +	4.75%	(h)	8.42%		07/2032	1,864	1,855	0.5	1,864
HP TLE Buyer, Inc.(5)	One stop				N/A(6)		07/2032	—	(2)	—	—
LOV Acquisition LLC	Senior secured	SF +	4.25%	(g)	7.97%		11/2031	1,581	1,574	0.4	1,581
LOV Acquisition LLC(5)	Senior secured				N/A(6)		11/2031	—	(1)	—	—
Premise Health Holding Corp.	One stop	SF +	4.50%	(h)	8.17%		11/2032	4,932	4,865	1.2	4,882
Premise Health Holding Corp.(5)	One stop				N/A(6)		11/2031	—	(8)	—	(6)
Premise Health Holding Corp.	One stop	SF +	4.50%	(h)	8.17%		11/2032	50	49	—	49
Premise Health Holding Corp.(5)	One stop				N/A(6)		11/2032	—	—	—	(1)
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	9.57%		08/2029	3,705	3,671	0.9	3,668
PPV Intermediate Holdings, LLC(18)	One stop	N/A			14.75%	PIK	08/2030	1,933	1,906	0.5	1,933
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.75%	PIK	08/2030	569	564	0.2	551
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.75%	PIK	08/2030	132	131	—	127
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.75%	PIK	08/2030	24	24	—	23
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.75%	PIK	08/2030	24	23	—	23
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	9.63%		08/2029	30	27	—	27
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(h)	9.07%		08/2029	156	154	—	152
								19,893	19,640	4.9	19,764
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.50%	(h)	9.17%		05/2030	68	68	—	68
Amberfield Acquisition Co.	One stop	SF +	5.50%	(h)	9.17%		05/2030	2,030	2,015	0.5	2,030
Amberfield Acquisition Co.	One stop	SF +	5.50%	(h)	9.17%		05/2030	50	48	—	50
Color Intermediate, LLC	Senior secured	SF +	4.75%	(h)	8.52%		10/2029	715	707	0.2	715
Crow River Buyer, Inc.	One stop	SF +	6.00%	(h)	9.84%		01/2029	258	255	0.1	258
Crow River Buyer, Inc.(5)	One stop				N/A(6)		01/2029	—	(1)	—	—
Crow River Buyer, Inc.	One stop	SF +	6.00%	(g)	9.72%		01/2029	547	543	0.1	547
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GHX Ultimate Parent Corporation	One stop	SF +	4.75%	(h)	8.42%				12/2031	$3,093	$3,067	0.8%	$3,093
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				12/2031	—	(2)	—	—
Healthmark Holdings, L.P.	One stop				N/A(6)				07/2032	—	—	—	—
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
Healthmark Holdings, L.P.	One stop	SF +	4.50%	(h)	8.32%				07/2032	536	534	0.1	536
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.36%				07/2031	232	230	0.1	232
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.36%				07/2031	14	14	—	14
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.36%				07/2031	4	4	—	4
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Modernizing Medicine, Inc.(18)	One stop	SF +	4.75%	(h)	6.17%	cash/	2.25%	PIK	04/2032	3,489	3,458	0.9	3,489
Modernizing Medicine, Inc.(5)	One stop				N/A(6)				04/2032	—	(3)	—	—
Neptune Holdings, Inc.	One stop	SF +	4.50%	(h)	8.17%				09/2030	1,419	1,399	0.4	1,419
Neptune Holdings, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.(18)	One stop	SF +	5.20%	(g)	6.22%	cash/	2.70%	PIK	08/2031	3,394	3,369	0.8	3,394
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	—
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(2)	—	—
Netsmart Technologies, Inc.(18)	One stop	SF +	5.20%	(g)	6.22%	cash/	2.70%	PIK	08/2031	158	158	—	158
Plasma Buyer LLC(7)(18)	One stop	SF +	5.75%	(h)	9.42%	PIK			05/2029	271	255	0.1	222
Plasma Buyer LLC(7)(18)	One stop	SF +	5.75%	(h)	9.42%	PIK			05/2028	31	29	—	25
Plasma Buyer LLC(7)(18)	One stop	SF +	5.75%	(h)	9.42%	PIK			05/2029	10	10	—	8
QF Holdings, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
QF Holdings, Inc.	One stop	SF +	4.50%	(h)	8.19%				12/2032	743	741	0.2	740
QF Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(1)
										17,062	16,892	4.3	17,001
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)(i)	9.82%				08/2028	555	553	0.1	555
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	9.95%				08/2028	28	28	—	28
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)(i)	9.94%				08/2028	63	63	—	63
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	9.82%				08/2028	101	95	—	101
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
CB Sports Holdings Bidco, LLC	One stop	SF +	4.50%	(h)	8.20%				12/2032	148	147	—	147
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
CR Fitness Holdings, LLC	Senior secured	SF +	4.25%	(h)	7.92%				10/2031	64	63	—	63
CR Fitness Holdings, LLC	Senior secured	SF +	4.25%	(h)	7.92%				10/2032	3,033	3,025	0.8	3,025
CR Fitness Holdings, LLC(5)	Senior secured				N/A(6)				10/2032	—	(2)	—	(2)
Crumbl Enterprises, LLC	One stop	SF +	4.50%	(h)	8.17%				05/2032	2,138	2,128	0.5	2,138
Crumbl Enterprises, LLC(5)	One stop				N/A(6)				05/2032	—	(1)	—	—
ESN Venture Holdings, LLC(18)	One stop	SF +	6.26%	(h)	6.55%	cash/	3.38%	PIK	10/2029	1,411	1,394	0.4	1,411
ESN Venture Holdings, LLC(18)	One stop	SF +	6.26%	(h)	6.55%	cash/	3.38%	PIK	10/2029	48	47	—	48
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2029	—	(1)	—	—
ESN Venture Holdings, LLC(18)	One stop	SF +	6.26%	(h)	6.55%	cash/	3.38%	PIK	10/2029	213	211	0.1	213
ESN Venture Holdings, LLC(18)	One stop	SF +	6.26%	(h)	6.55%	cash/	3.38%	PIK	10/2029	98	97	—	98
ESN Venture Holdings, LLC(5)(18)	One stop				N/A(6)				10/2029	—	(1)	—	—
ESN Venture Holdings, LLC(18)	One stop	SF +	6.26%	(h)	6.54%	cash/	3.38%	PIK	10/2029	241	239	0.1	241
ESN Venture Holdings, LLC(18)	One stop	SF +	6.26%	(h)	6.55%	cash/	3.38%	PIK	10/2029	115	114	—	115
ESN Venture Holdings, LLC(18)	One stop	SF +	6.26%	(h)	6.55%	cash/	3.38%	PIK	10/2029	61	60	—	61
ESN Venture Holdings, LLC(18)	One stop	SF +	6.25%	(h)	6.69%	cash/	3.38%	PIK	10/2029	153	152	—	153
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(h)	9.87%				11/2027	656	650	0.2	656
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(h)	9.85%				11/2027	491	480	0.1	491
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Buyer, LLC	Senior secured	SF +	4.75%	(g)	8.48%				04/2030	$10	$10	—%	$10
Health Buyer, LLC(5)	Senior secured				N/A(6)				04/2030	—	(1)	—	—
Health Buyer, LLC	Senior secured	SF +	4.75%	(h)	8.42%				04/2030	249	246	0.1	249
Olo Parent, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
Olo Parent, Inc.	One stop	SF +	4.50%	(h)	8.32%				09/2032	1,934	1,929	0.5	1,934
Patriot Acquireco, LLC	One stop	SF +	4.50%	(h)	8.18%				09/2032	36	35	—	36
Patriot Acquireco, LLC	One stop	SF +	4.50%	(h)	8.17%				09/2032	1,796	1,787	0.4	1,796
PB Group Holdings, LLC(18)	One stop	SF +	5.50%	(g)	6.47%	cash/	2.75%	PIK	08/2030	2,352	2,343	0.6	2,352
PB Group Holdings, LLC	One stop	SF +	5.00%	(g)	8.72%				08/2030	114	113	—	114
QSR Acquisition Co.	One stop	SF +	4.25%	(g)	7.97%				06/2032	3,363	3,351	0.9	3,363
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(1)	—	—
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(3)	—	—
Saguaro Buyer, LLC	One stop	SF +	4.50%	(h)	8.17%				07/2032	159	159	—	159
Saguaro Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC	One stop	SF +	4.50%	(h)	8.34%				07/2032	87	87	—	87
Saguaro Buyer, LLC	One stop	SF +	4.50%	(h)	8.17%				07/2032	22	21	—	22
SDC Holdco, LLC	One stop	SF +	4.38%	(g)	8.10%				07/2032	1,219	1,213	0.3	1,219
SDC Holdco, LLC(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
SSRG Holdings, LLC(5)	One stop				N/A(6)				11/2029	—	(1)	—	—
SSRG Holdings, LLC	One stop	SF +	4.75%	(h)	8.42%				11/2029	270	269	0.1	270
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	8.42%				10/2027	1,604	1,596	0.4	1,604
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	8.42%				10/2027	11	11	—	11
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	8.42%				10/2027	233	231	0.1	233
										23,076	22,935	5.7	23,064
Household Durables
TLB Holdings I, LLC	One stop				N/A(6)				10/2031	—	—	—	—
TLB Holdings I, LLC	One stop	SF +	4.75%	(h)	8.62%				10/2031	222	221	0.1	221
TLB Holdings I, LLC(5)	One stop				N/A(6)				10/2031	—	(1)	—	(1)
										222	220	0.1	220
Household Products
WU Holdco, Inc.	One stop	SF +	4.75%	(h)	8.42%				04/2032	422	420	0.1	422
WU Holdco, Inc.	One stop	SF +	4.75%	(h)	8.44%				04/2032	3	3	—	3
WU Holdco, Inc.	One stop				N/A(6)				04/2032	—	—	—	—
										425	423	0.1	425
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.42%				07/2029	235	232	0.1	235
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.69%				07/2029	11	11	—	11
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.42%				07/2029	59	59	—	59
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.42%				07/2029	31	31	—	31
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.42%				07/2029	36	36	—	36
Essential Services Holdings Corporation	One stop	SF +	5.00%	(h)	8.88%				06/2031	2,500	2,481	0.6	2,475
Essential Services Holdings Corporation	One stop	SF +	5.00%	(h)	8.88%				06/2030	122	120	—	120
Essential Services Holdings Corporation(5)	One stop				N/A(6)				06/2031	—	(2)	—	(5)
Excelitas Technologies Corp.	One stop	SF +	5.25%	(g)	8.97%				08/2029	643	636	0.2	643
Excelitas Technologies Corp.(9)	One stop	E +	5.25%	(b)	7.15%				08/2029	128	112	—	128
Excelitas Technologies Corp.	One stop				N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2029	—	(22)	—	—
										3,765	3,694	0.9	3,733
Insurance
Bellwether Buyer, LLC	One stop				N/A(6)				04/2032	—	—	—	—
Bellwether Buyer, LLC	One stop	SF +	4.50%	(g)	8.23%				04/2032	231	230	0.1	231
Bellwether Buyer, LLC	One stop				N/A(6)				04/2032	—	—	—	—
Captive Resources Midco, LLC	One stop	SF +	4.50%	(g)	8.22%				07/2029	4,460	4,422	1.1	4,460
Captive Resources Midco, LLC(5)	One stop				N/A(6)				07/2028	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(h)	8.17%				12/2030	$2,555	$2,523	0.7%	$2,555
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(h)	8.17%				12/2029	67	63	—	67
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(h)	8.17%				12/2030	2,430	2,413	0.6	2,430
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(h)	8.34%				12/2030	12	12	—	12
Huskies Parent, Inc.	One stop	SF +	6.00%	(g)	9.82%				11/2029	189	187	—	185
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(h)	8.82%				08/2028	2,733	2,716	0.7	2,733
Integrity Marketing Acquisition, LLC	One stop				N/A(6)				08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop				N/A(6)				08/2028	—	—	—	—
Koala Investment Holdings, Inc.	One stop	SF +	4.50%	(h)	8.17%				08/2032	1,498	1,491	0.4	1,498
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(1)	—	—
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(1)	—	—
Oakbridge Insurance Agency LLC	One stop	SF +	4.75%	(g)	8.47%				11/2029	1,663	1,648	0.4	1,646
Oakbridge Insurance Agency LLC	One stop	SF +	4.75%	(g)	8.48%				11/2029	92	90	—	90
Oakbridge Insurance Agency LLC	One stop	SF +	4.75%	(g)	8.47%				11/2029	803	796	0.2	795
Oakbridge Insurance Agency LLC	One stop	SF +	5.00%	(g)	8.72%				11/2029	148	145	—	147
Oakbridge Insurance Agency LLC(5)	One stop				N/A(6)				11/2029	—	(2)	—	(3)
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	4.75%	(i)	8.35%				06/2030	4,216	4,174	1.1	4,216
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2030	—	(3)	—	—
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Wasabi Lower Holdco, LLC	Senior secured				N/A(6)				06/2032	—	—	—	—
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(g)	8.22%				06/2032	120	119	—	120
World Insurance Associates, LLC	One stop	SF +	5.00%	(h)	8.68%				04/2030	197	196	—	197
World Insurance Associates, LLC	One stop				N/A(6)				04/2030	—	—	—	—
										21,414	21,216	5.3	21,379
IT Services
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(2)	—	—
CivicPlus, LLC	One stop				N/A(6)				08/2030	—	—	—	—
Critical Start, Inc.(18)	One stop	SF +	6.76%	(h)	6.99%	cash/	3.63%	PIK	05/2028	224	224	0.1	222
Critical Start, Inc.(18)	One stop	SF +	6.76%	(h)	6.99%	cash/	3.63%	PIK	05/2028	122	121	—	121
Critical Start, Inc.	One stop	P +	5.25%	(a)	12.00%				05/2028	9	9	—	8
Goldcup 31018 AB(8)(9)(12)(18)	One stop	E +	6.50%	(d)	8.61%	PIK			07/2029	977	844	0.2	936
Goldcup 31018 AB(8)(9)(12)(18)	One stop	E +	6.50%	(d)	8.61%	PIK			07/2029	91	81	—	87
Goldcup 31018 AB(8)(9)(12)	One stop	E +	6.25%	(d)	8.36%				01/2029	31	26	—	28
Netwrix Corporation	One stop	SF +	4.50%	(h)	8.32%				06/2029	4,815	4,797	1.2	4,815
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.50%	(h)	8.32%				06/2029	16	15	—	16
Netwrix Corporation	One stop	SF +	4.50%	(h)	8.32%				06/2029	37	37	—	37
PDQ.com Corporation	One stop				N/A(6)				10/2032	—	—	—	—
PDQ.com Corporation	One stop	SF +	4.75%	(h)	8.42%				10/2032	253	252	0.1	252
PDQ.com Corporation	One stop				N/A(6)				10/2032	—	—	—	—
ReliaQuest Holdings, LLC(18)	One stop	SF +	6.00%	(h)	6.59%	cash/	3.25%	PIK	04/2031	5,998	5,964	1.5	5,998
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(2)	—	—
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(3)	—	—
ReliaQuest Holdings, LLC(18)	One stop	SF +	6.00%	(h)	6.59%	cash/	3.25%	PIK	04/2031	51	51	—	51
WPEngine, Inc.	One stop	SF +	5.75%	(h)	9.45%				08/2029	244	241	0.1	244
WPEngine, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.32%				07/2027	295	295	0.1	295
Zarya Holdco, Inc.	One stop				N/A(6)				07/2027	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.32%				07/2027	117	116	—	117
										13,280	13,065	3.3	13,227
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Crunch Holdings, LLC	One stop	SF +	4.50%	(g)	8.22%	09/2031	$3,521	$3,513	0.9%	$3,521
Crunch Holdings, LLC(5)	One stop				N/A(6)	09/2031	—	(1)	—	—
Movement Holdings, LLC(8)(10)	One stop	SF +	5.50%	(h)	9.32%	03/2030	1,780	1,767	0.4	1,780
Movement Holdings, LLC(8)(10)	One stop	SF +	5.50%	(h)	9.32%	03/2030	61	58	—	61
Movement Holdings, LLC(5)(8)(10)	One stop				N/A(6)	03/2030	—	(8)	—	—
							5,362	5,329	1.3	5,362
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	8.89%	11/2029	4,196	4,127	1.0	4,175
Celerion Buyer, Inc.(5)	One stop				N/A(6)	11/2028	—	(1)	—	—
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	8.89%	11/2029	716	710	0.2	712
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	8.69%	11/2029	50	50	—	50
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(g)	8.22%	09/2032	721	719	0.2	719
Diamondback Acquisition, Inc.	One stop				N/A(6)	09/2032	—	—	—	—
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(g)	8.22%	09/2032	19	18	—	18
PAS Parent Inc.(5)	One stop				N/A(6)	08/2031	—	(1)	—	—
PAS Parent Inc.	One stop	SF +	4.50%	(g)	8.22%	08/2032	124	123	—	124
PAS Parent Inc.(5)	One stop				N/A(6)	08/2032	—	(1)	—	—
							5,826	5,744	1.4	5,798
Machinery
AI Titan Parent, Inc.	One stop	SF +	4.50%	(g)	8.22%	08/2031	655	649	0.2	648
AI Titan Parent, Inc.	One stop	SF +	4.50%	(g)	8.32%	08/2031	29	29	—	28
AI Titan Parent, Inc.(5)	One stop				N/A(6)	08/2031	—	(1)	—	(1)
Blackbird Purchaser, Inc.	One stop	SF +	5.75%	(h)	9.42%	12/2030	4,826	4,796	1.2	4,826
Blackbird Purchaser, Inc.(5)	One stop				N/A(6)	12/2030	—	(3)	—	—
Blackbird Purchaser, Inc.	One stop	SF +	5.75%	(g)(h)	9.43%	12/2029	408	403	0.1	408
							5,918	5,873	1.5	5,909
Media
Lotus Topco, Inc.(5)	One stop				N/A(6)	06/2030	—	(2)	—	—
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	8.42%	06/2030	1,743	1,733	0.4	1,743
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	8.42%	06/2030	221	216	0.1	221
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	8.42%	06/2030	254	252	0.1	254
Shout! Factory, LLC	One stop	SF +	5.25%	(h)	8.92%	06/2031	573	569	0.1	573
Shout! Factory, LLC	One stop	SF +	5.25%	(h)	8.93%	06/2031	9	8	—	9
							2,800	2,776	0.7	2,800
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.	One stop	SF +	4.50%	(h)	8.20%	12/2032	236	235	0.1	235
Edition Holdings, Inc.	One stop				N/A(6)	12/2032	—	—	—	—
Edition Holdings, Inc.	One stop				N/A(6)	12/2032	—	—	—	—
Edition Holdings, Inc.	One stop				N/A(6)	12/2032	—	—	—	—
							236	235	0.1	235
Pharmaceuticals
ACP Ulysses Buyer, Inc.	One stop	SF +	4.75%	(h)	8.42%	02/2030	111	107	—	111
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(h)	8.67%	05/2029	771	763	0.2	771
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(h)	8.67%	05/2029	118	117	—	118
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(g)	8.73%	05/2029	66	65	—	66
Creek Parent, Inc.	One stop	SF +	5.00%	(g)	8.73%	12/2031	3,254	3,205	0.8	3,254
Creek Parent, Inc.(5)	One stop				N/A(6)	12/2031	—	(7)	—	—
							4,320	4,250	1.0	4,320
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(h)	9.92%				05/2029	$290	$287	0.1%	$284
ALKU Intermediate Holdings, LLC	One stop	SF +	5.50%	(h)	9.17%				05/2029	32	32	—	31
bswift, LLC	One stop	SF +	4.75%	(h)	8.66%				11/2028	321	316	0.1	320
bswift, LLC	One stop	SF +	4.75%	(h)	8.69%				11/2028	1,229	1,224	0.3	1,223
bswift, LLC	One stop	SF +	4.75%	(g)	8.57%				11/2028	182	181	—	181
Denali Intermediate Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(5)	—	—
Denali Intermediate Holdings, Inc.	One stop	SF +	5.50%	(g)	9.23%				08/2032	5,455	5,403	1.4	5,455
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.99%				09/2028	221	219	0.1	221
DISA Holdings Corp.(18)	Subordinated debt	SF +	8.50%	(h)	10.38%	cash/	2.00%	PIK	03/2029	53	52	—	53
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.99%				09/2028	25	25	—	25
DISA Holdings Corp.	One stop	SF +	5.00%	(h)	8.99%				09/2028	31	31	—	31
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.98%				09/2028	33	32	—	33
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.99%				09/2028	363	360	0.1	363
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.98%				09/2028	267	264	0.1	267
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(4)	—	—
Eclipse Buyer, Inc.	One stop	SF +	4.50%	(g)	8.25%				09/2031	890	883	0.2	890
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	—
Varicent Intermediate Holdings Corporation(8)(11)(18)	One stop	SF +	6.26%	(h)	6.54%	cash/	3.38%	PIK	08/2031	3,030	2,997	0.7	3,015
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(5)	—	(2)
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(3)	—	(2)
Varicent Intermediate Holdings Corporation(8)(11)(18)	One stop	SF +	6.26%	(h)	6.55%	cash/	3.38%	PIK	08/2031	117	117	—	117
Varicent Intermediate Holdings Corporation(8)(11)	One stop				N/A(6)				08/2031	—	—	—	—
										12,539	12,405	3.1	12,505
Software
Anaplan, Inc.	One stop	SF +	4.50%	(h)	8.32%				06/2029	9,264	9,218	2.3	9,264
Anaplan, Inc.	One stop				N/A(6)				06/2028	—	—	—	—
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(e)	8.97%				06/2029	689	615	0.2	689
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(e)	8.97%				06/2029	360	312	0.1	360
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	8.67%				07/2030	1,070	1,052	0.3	1,070
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	8.67%				07/2030	68	68	—	68
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	8.67%				07/2030	70	70	—	70
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.15%	(h)	7.82%				05/2031	331	328	0.1	331
Artifact Bidco, Inc.	One stop				N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(g)	9.72%				03/2031	625	618	0.2	625
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(g)	9.72%				03/2031	1,421	1,405	0.4	1,421
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(3)	—	—
Baxter Planning Systems, LLC(18)	One stop	SF +	6.26%	(h)	6.72%	cash/	3.38%	PIK	05/2031	941	936	0.2	941
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
BestPass, Inc.	One stop	SF +	4.75%	(g)	8.47%				08/2031	3,012	3,000	0.8	3,012
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	—
BestPass, Inc.	One stop	SF +	4.75%	(g)	8.47%				08/2031	400	398	0.1	400
Bloomerang, LLC(18)	One stop	SF +	6.50%	(h)	6.67%	cash/	3.50%	PIK	12/2029	2,499	2,482	0.6	2,499
Bloomerang, LLC	One stop	P +	5.00%	(a)(h)	10.71%				12/2029	277	273	0.1	277
Bloomerang, LLC(18)	One stop	SF +	6.50%	(h)	6.67%	cash/	3.50%	PIK	12/2029	250	245	0.1	250
Burning Glass Intermediate Holdings Company, Inc.	One stop	SF +	4.50%	(h)	8.32%				06/2028	14	14	—	14
Burning Glass Intermediate Holdings Company, Inc.	One stop	SF +	4.50%	(h)	8.32%				06/2028	241	240	0.1	241
CB Buyer, Inc.	One stop	SF +	5.25%	(g)	8.97%				07/2031	19	17	—	16
CB Buyer, Inc.	One stop	SF +	5.25%	(h)	8.92%				07/2031	2,950	2,928	0.7	2,920
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CB Buyer, Inc.	One stop	SF +	5.25%	(h)	8.92%				07/2031	$32	$29	—%	$27
Coupa Holdings, LLC	One stop	SF +	5.25%	(h)	9.09%				02/2030	2,134	2,099	0.5	2,134
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2030	—	(1)	—	—
Crewline Buyer, Inc.	One stop	SF +	6.75%	(h)	10.59%				11/2030	6,213	6,148	1.5	6,213
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(7)	—	—
Einstein Parent, Inc.	One stop	SF +	6.50%	(h)	10.36%				01/2031	2,738	2,692	0.7	2,738
Einstein Parent, Inc.(5)	One stop				N/A(6)				01/2031	—	(5)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(1)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(1)	—	—
Espresso Bidco, Inc.(18)	One stop	SF +	5.76%	(h)	6.30%	cash/	3.13%	PIK	03/2032	821	810	0.2	821
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	8.42%				09/2030	2,980	2,918	0.7	2,980
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(7)	—	—
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	8.42%				09/2030	276	274	0.1	276
Flexera Software, LLC(9)	One stop	E +	4.50%	(b)	6.43%				08/2032	248	247	0.1	247
Flexera Software, LLC	One stop	SF +	4.50%	(h)	8.35%				08/2032	700	699	0.2	698
Flexera Software, LLC	One stop				N/A(6)				08/2032	—	—	—	—
Flexera Software, LLC	One stop	SF +	4.50%	(h)	8.19%				08/2032	187	186	—	186
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.63%	(h)	6.17%	cash/	4.13%	PIK	07/2029	2,095	2,077	0.5	2,095
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.63%	(h)	6.17%	cash/	4.13%	PIK	07/2029	1,370	1,356	0.3	1,370
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.63%	(h)	6.17%	cash/	4.13%	PIK	07/2029	251	250	0.1	251
GTY Technology Holdings, Inc.(5)	One stop				N/A(6)				07/2029	—	(1)	—	—
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.63%	(h)	6.27%	cash/	4.13%	PIK	07/2029	624	614	0.2	624
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.63%	(h)	6.40%	cash/	4.13%	PIK	07/2029	267	265	0.1	267
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.63%	(h)	6.27%	cash/	4.13%	PIK	07/2029	52	51	—	52
GTIV, LLC	One stop	SF +	4.75%	(g)(h)	8.59%				02/2031	867	865	0.2	865
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(2)	—	—
Gurobi Optimization, LLC	One stop	SF +	4.50%	(h)	8.17%				09/2031	2,945	2,921	0.7	2,945
Hyland Software, Inc.	One stop	SF +	5.00%	(h)	8.67%				09/2030	7,138	7,066	1.8	7,138
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.	One stop	SF +	4.50%	(h)	8.17%				01/2030	3,894	3,837	1.0	3,894
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(6)	—	—
ICIMS, Inc.	One stop	SF +	5.75%	(h)	9.61%				08/2028	3,316	3,293	0.8	3,184
ICIMS, Inc.	One stop	SF +	5.75%	(h)	9.59%				08/2028	33	32	—	28
IQN Holding Corp. (18)	One stop	SF +	5.76%	(h)	6.30%	cash/	3.13%	PIK	05/2029	802	799	0.2	802
IQN Holding Corp.	One stop	SF +	5.25%	(h)	8.93%				05/2028	39	39	—	39
IQN Holding Corp. (18)	One stop	SF +	5.76%	(h)	6.30%	cash/	3.13%	PIK	05/2029	189	187	—	189
Island Bidco AB(8)(12)(18)	One stop	SF +	7.00%	(i)	7.10%	cash/	3.50%	PIK	07/2028	802	798	0.2	794
Island Bidco AB(8)(9)(12)(18)	One stop	E +	7.25%	(d)	2.12%	cash/	7.25%	PIK	07/2028	504	449	0.1	499
Island Bidco AB(8)(12)(18)	One stop	SF +	7.00%	(i)	7.10%	cash/	3.50%	PIK	07/2028	204	203	0.1	202
Island Bidco AB(8)(12)	One stop	SF +	6.50%	(i)	10.26%				07/2028	29	29	—	29
Island Bidco AB(5)(8)(9)(12)	One stop				N/A(6)				07/2028	—	—	—	(1)
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	(5)
LogicMonitor, Inc.	One stop	SF +	5.50%	(h)	9.34%				11/2031	3,383	3,365	0.8	3,341
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	—	—	(1)
Navex Global Holdings Corporation	One stop	SF +	5.00%	(h)	8.91%				10/2032	5,801	5,706	1.4	5,772
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2031	—	(1)	—	(3)
Navex Global Holdings Corporation	One stop				N/A(6)				10/2032	—	—	—	—
Onit, Inc.	One stop	SF +	4.75%	(h)	8.59%				01/2032	252	250	0.1	252
Onit, Inc.	One stop				N/A(6)				01/2032	—	—	—	—
Onit, Inc.	One stop				N/A(6)				01/2032	—	—	—	—
Onit, Inc.	One stop	SF +	4.50%	(h)	8.34%				01/2032	67	67	—	67
Panzura, LLC(18)	One stop	N/A			7.00%	cash/	8.00%	PIK	08/2027	67	65	—	60
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.07%				06/2029	2,625	2,612	0.6	2,598
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.08%				06/2029	$2,264	$2,253	0.6%	$2,241
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.07%				06/2029	77	76	—	76
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	9.03%				06/2029	62	61	—	62
Rainforest Bidco Limited(8)(9)(10)(18)	One stop	SN +	5.18%	(e)	7.22%	cash/	1.68%	PIK	07/2029	802	700	0.2	802
Rainforest Bidco Limited(8)(10)(18)	One stop	SF +	5.18%	(f)	7.16%	cash/	1.68%	PIK	07/2029	141	140	—	141
Rainforest Bidco Limited(8)(9)(10)(18)	One stop	SN +	5.18%	(e)	7.22%	cash/	1.68%	PIK	07/2029	59	52	—	59
Templafy APS and Templafy, LLC(8)(14)	One stop	SF +	6.00%	(h)	9.97%				07/2028	552	546	0.1	552
Templafy APS and Templafy, LLC(8)(14)	One stop				N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(g)	8.72%				05/2031	77	73	—	77
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(g)	8.72%				05/2031	5,824	5,784	1.5	5,824
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(g)	8.72%				05/2031	146	140	—	146
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(2)	—	—
Tricentis Operations Holdings, Inc.(18)	One stop	SF +	6.26%	(h)	5.22%	cash/	4.88%	PIK	02/2032	2,939	2,927	0.7	2,939
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(2)	—	—
Vanco Payment Solutions, LLC	One stop				N/A(6)				12/2031	—	—	—	—
Vanco Payment Solutions, LLC	One stop	SF +	4.75%	(h)	8.42%				12/2031	366	362	0.1	362
Viper Bidco, Inc.(9)	One stop	SN +	4.75%	(e)	8.47%				11/2031	287	267	0.1	287
Viper Bidco, Inc.	One stop	SF +	4.75%	(h)	8.42%				11/2031	623	620	0.2	624
Viper Bidco, Inc.	One stop				N/A(6)				11/2031	—	—	—	—
Viper Bidco, Inc.	One stop				N/A(6)				11/2031	—	—	—	—
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	—
Zendesk, Inc.	One stop	SF +	5.00%	(h)	8.69%				11/2028	647	642	0.2	647
Zendesk, Inc.	One stop				N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.	One stop	SF +	5.00%	(h)	8.69%				11/2028	4,014	3,976	1.0	4,014
Zendesk, Inc.(5)	One stop				N/A(6)				11/2028	—	(3)	—	—
										97,326	96,086	24.2	96,988
Specialty Retail
Biscuit Parent, LLC	One stop	SF +	4.75%	(h)	8.42%				02/2031	3,336	3,316	0.8	3,336
Biscuit Parent, LLC(5)	One stop				N/A(6)				02/2031	—	(5)	—	—
Biscuit Parent, LLC	One stop	SF +	4.75%	(h)	8.42%				02/2031	66	65	—	66
Cavender Stores L.P.	Senior secured	SF +	5.00%	(h)	8.67%				10/2029	6,063	6,025	1.5	6,063
CVP Holdco, Inc.(5)	One stop				N/A(6)				06/2030	—	(2)	—	—
CVP Holdco, Inc.	One stop	SF +	4.75%	(g)	8.47%				06/2031	2,734	2,712	0.7	2,734
CVP Holdco, Inc.	One stop	SF +	4.75%	(g)	8.47%				06/2031	168	165	—	168
PetVet Care Centers LLC	One stop	SF +	6.00%	(g)	9.72%				11/2030	2,338	2,306	0.5	2,104
PetVet Care Centers LLC	One stop	SF +	6.00%	(g)	9.84%				11/2029	35	31	—	5
Radiance Borrower, LLC	One stop	SF +	5.25%	(g)	8.97%				06/2031	32	30	—	32
Radiance Borrower, LLC(18)	One stop	SF +	5.25%	(g)	8.97%				06/2031	3,458	3,438	0.9	3,458
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%				08/2028	2,484	2,469	0.6	2,490
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%				08/2028	167	166	0.1	167
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%				08/2028	162	161	0.1	163
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%				08/2028	129	128	—	129
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.67%	PIK			09/2029	42	41	—	42
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%				08/2028	54	53	—	54
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%				08/2028	64	63	—	64
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%				08/2028	41	40	—	41
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%				08/2028	38	37	—	38
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%				08/2028	237	235	0.1	237
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.67%	PIK			09/2029	162	160	0.1	162
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%				08/2028	298	295	0.1	298
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%				08/2028	73	73	—	73
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.67%	PIK			09/2029	86	85	—	86
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%				08/2028	50	49	—	50
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.67%	PIK			09/2029	8	8	—	8
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC(5)	Second lien				N/A(6)		09/2029	$—	$(3)	—%	$1
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%		08/2028	255	254	0.1	256
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.67%	PIK	09/2029	31	31	—	31
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%		08/2028	80	80	—	80
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)		08/2028	—	(1)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.42%		08/2028	116	116	—	117
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.67%	PIK	09/2029	354	352	0.1	355
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.67%	PIK	09/2029	157	156	—	158
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(h)	8.92%		08/2028	102	102	—	102
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.00%	(g)	8.72%		10/2029	239	237	0.1	239
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.00%	(g)	8.72%		10/2029	16	16	—	16
VSG Acquisition Corp. and Sherrill, Inc.	One stop				N/A(6)		10/2029	—	—	—	—
								23,675	23,484	5.8	23,423
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(2)	—	—
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	8.72%		02/2032	2,771	2,756	0.7	2,771
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	8.72%		02/2032	549	546	0.1	549
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(1)	—	—
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	8.72%		02/2032	51	51	—	51
								3,371	3,350	0.8	3,371
Water Utilities
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(g)(i)	8.42%		07/2031	277	275	0.1	275
Vessco Midco Holdings, LLC	One stop				N/A(6)		07/2031	—	—	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(g)(i)	8.28%		07/2031	76	76	—	76
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(i)	8.23%		07/2031	203	202	0.1	202
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)		07/2031	—	—	—	(1)
S.J. Electro Systems, LLC	One stop	SF +	4.75%	(h)	8.66%		06/2028	189	188	—	188
S.J. Electro Systems, LLC(5)	One stop				N/A(6)		06/2028	—	(1)	—	(1)
								745	740	0.2	739

Total debt investments								388,508	384,291	96.4	387,159
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Aerospace & Defense
PPW Aero Buyer, Inc.	Common stock	N/A	N/A	02/2023	N/A	15	$145	—%	$131

Air Freight & Logistics
RJW Group Holdings, Inc.	LP interest	N/A	N/A	11/2024	N/A	275	169	0.1	232

Auto Components
Arnott, LLC	Common stock	N/A	N/A	12/2024	N/A	—	22	—	15

Automobiles
CAP-KSI Holdings, LLC	LLC interest	N/A	N/A	06/2024	N/A	140	—	—	22
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A	06/2024	N/A	140	140	—	159
National Express Wash Parent Holdco, LLC	LP interest	N/A	N/A	07/2022	N/A	—	44	—	84
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	06/2024	N/A	751	751	0.4	1,011
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	06/2024	N/A	149	149	—	193
Yorkshire Parent, Inc.	LP interest	N/A	N/A	12/2023	N/A	—	24	—	30
							1,108	0.4	1,499
Beverages
Spindrift Beverage Co. Inc.	LP interest	N/A	N/A	02/2025	N/A	—	482	0.1	577

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP interest	N/A	N/A	01/2024	N/A	—	20	—	25

Diversified Consumer Services
Action Termite Control, LLC	Preferred stock	N/A	N/A	12/2025	N/A	—	7	—	7
Action Termite Control, LLC	Common stock	N/A	N/A	12/2025	N/A	—	—	—	—
CHVAC Services Investment, LLC	Common stock	N/A	N/A	05/2024	N/A	23	59	—	111
DP Flores Holdings, LLC	LLC interest	N/A	N/A	09/2022	N/A	50	40	—	80
HS Spa Holdings, Inc.	Common stock	N/A	N/A	05/2022	N/A	33	34	—	21
Kodiak Buyer, LLC	Common stock	N/A	N/A	08/2025	N/A	—	17	—	18
NSG Buyer, Inc.	LP units	N/A	N/A	11/2022	N/A	—	397	0.2	599
Virginia Green Acquisition, LLC	LP interest	N/A	N/A	12/2023	N/A	18	18	—	24
SCP CDH Buyer, Inc.	Preferred stock	N/A	N/A	12/2025	N/A	—	14	—	14
SCP CDH Buyer, Inc.	Common stock	N/A	N/A	12/2025	N/A	—	1	—	1
							587	0.2	875
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A	01/2025	N/A	1	6	—	30

Electrical Equipment
Wildcat TopCo, Inc.(17)	LP interest	N/A	N/A	12/2024	N/A	32	26	—	35

Food & Staples Retailing
GMF Parent, Inc.	LP interest	N/A	N/A	12/2025	N/A	—	38	—	38

Food Products
Zullas, L.C.	Common stock	N/A	N/A	06/2025	N/A	—	68	—	71
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Centegix Intermediate II, LLC	LLC interest	N/A			N/A		08/2025	N/A	78	$78	—%	$83

Healthcare Providers & Services
HP TLE Buyer, Inc.	Common stock	N/A			N/A		07/2025	N/A	29	29	—	29

Healthcare Technology
Amberfield Acquisition Co.	Common stock	N/A			N/A		05/2024	N/A	100	100	0.1	132
Modernizing Medicine, Inc.(17)	Preferred stock	N/A			13.00%	Non-Cash	04/2025	N/A	—	53	—	54
										153	0.1	186
Hotels, Restaurants & Leisure
Patriot Acquireco, LLC	Common stock	N/A			N/A		09/2025	N/A	77	78	—	77
PB Group Holdings, LLC	LP interest	N/A			N/A		08/2024	N/A	24	55	—	51
Saguaro Buyer, LLC	Common stock	N/A			N/A		07/2025	N/A	—	100	0.1	124
										233	0.1	252
Insurance
Oakbridge Insurance Agency LLC	LP interest	N/A			N/A		11/2023	N/A	1	18	—	20

IT Services
Critical Start, Inc.	Common stock	N/A			N/A		05/2022	N/A	17	17	—	5
Netwrix Corporation	LLC interest	N/A			N/A		06/2022	N/A	4	9	—	10
										26	—	15
Leisure Products
Movement Holdings, LLC(8)(10)	LLC interest	N/A			N/A		03/2024	N/A	—	107	—	56

Life Sciences Tools & Services
Celerion Buyer, Inc.(17)	Common stock	N/A			N/A		11/2022	N/A	186	—	0.1	420

Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	212	212	0.1	261

Professional Services
Eclipse Buyer, Inc.(17)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	58	—	59

Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	364	364	0.2	653
CB Buyer, Inc.	LP interest	N/A			N/A		07/2024	N/A	56	56	—	48
Cynet Security Ltd.(8)(13)	Preferred stock	N/A			N/A		08/2022	N/A	9	32	—	50
Energy Worldnet, LLC	LLC interest	N/A			N/A		02/2025	N/A	50	51	—	55
GTY Technology Holdings, Inc.	LP interest	N/A			N/A		07/2022	N/A	28	28	—	61
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	44	—	48
Kaseya Inc.(17)	Preferred stock	SF +	10.75%	(h)	14.35%	Non-Cash	06/2022	N/A	—	293	0.1	300
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	20	20	—	23
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	0.1	275
Onit, Inc.	Common stock	N/A			N/A		09/2025	N/A	—	6	—	7
Menlo Ridgeview Co-Invest, LLC(8)	LLC interest	N/A			N/A		05/2025	N/A	43	44	—	48
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Navex Global Holdings Corporation	LP interest	N/A	N/A		10/2025	N/A	—	$75	—%	$75
Panzura, LLC	LLC units	N/A	N/A		03/2025	N/A	1	4	—	—
StrongDM, Inc.	Preferred stock	N/A	N/A		05/2025	N/A	20	105	0.1	105
Templafy APS and Templafy, LLC(8)(14)	Warrant	N/A	N/A		07/2022	N/A	—	8	—	1
Togetherwork Holdings, LLC	Preferred stock	N/A	N/A		07/2024	N/A	67	291	0.1	313
Tricentis Operations Holdings, Inc.	LP interest	N/A	N/A		02/2025	N/A	40	40	—	46
Zendesk, Inc.	Common stock	N/A	N/A		11/2022	N/A	9	91	—	86
								1,802	0.6	2,194
Specialty Retail
Salon Lofts Group, LLC	Common stock	N/A	N/A		08/2022	N/A	—	66	—	36

Total equity investments								5,453	1.8	7,139

Total investments								389,744	98.2	394,298

Money market funds (included in cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			4.8%	(19)				$6,503	1.6%	$6,503
Total money market funds								6,503	1.6	6,503
Total investments and money market funds								$396,247	99.8%	$400,801
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Sterling Overnight Index Average (“SONIA” or “SN”), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2025, as the loan could have priced or repriced based on an index rate prior to December 31, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of December 31, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.94% as of December 31, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.03% as of December 31, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.11% as of December 31, 2025.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of December 31, 2025.
(f) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 3.87% as of December 31, 2025.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 3.69% as of December 31, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.65% as of December 31, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.57% as of December 31, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2025.
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
(6)The entire commitment was unfunded as of December 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of December 31, 2025, meaning that the Company has ceased recognizing interest income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, total non-qualifying assets at fair value represented 2.8% of the Company’s total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2.
(10)The headquarters of this portfolio company is located in the United Kingdom.
(11)The headquarters of this portfolio company is located in Canada.
(12)The headquarters of this portfolio company is located in Sweden.
(13)The headquarters of this portfolio company is located in Israel.
(14)The headquarters of this portfolio company is located in Denmark.
(15)Equity investments are non-income producing securities, unless otherwise noted.
(16)Ownership of certain equity investments occurs through a holding company or partnership.
(17)The Company holds an equity investment that is income producing.
(18)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended December 31, 2025.
(19)The rate shown is the annualized seven-day yield as of December 31, 2025.

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

Money market funds (included in cash equivalents)
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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Cash, cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

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

Derivative instruments:
The Company follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC Topic 815”), when accounting for derivative instruments.
Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
economically hedge the currency exposure associated with certain foreign-denominated investments.. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the forward currency contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition as a component of “Net unrealized appreciation on forward currency contracts” or “Net unrealized depreciation on forward currency contracts” by counterparty on a net basis across all derivative instruments, not taking into account collateral posted, which is recorded separately, if applicable.

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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three months ended December 31, 2025 and 2024, the Company received Loan Origination Fees that were capitalized of $186 and $361, respectively. For the three months ended December 31, 2025 and 2024, interest income included $373 and $208, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2025 and 2024, investment income included $527 and $461, respectively, of PIK interest and the Company capitalized PIK interest of $526 and $461, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three months ended December 31, 2025 fee income included $6 of non-recurring prepayment premiums. For the three months ended December 31, 2024, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three months ended December 31, 2025 and 2024, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $8,327 and $8,398, respectively.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2025 and 2024, the Company recognized PIK and non-cash dividend income of $14 and $22, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2025 and 2024, the Company received no cash payments of accrued and capitalized preferred dividends.

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

For the three months ended December 31, 2025 and 2024, the Company recorded dividend income received in cash of $60 and $28, respectively, and return of capital distributions received in cash of $7 and $41, respectively.

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

Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans as of December 31, 2025 was $255. As of September 30, 2025, the Company had no portfolio company investments on non-accrual status.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of December 31, 2025 and September 30, 2025.
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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
taxable income as taxable income is earned. For both the three months ended December 31, 2025 and 2024, the Company did not record any U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2025. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three months ended December 31, 2025, there was no amortization of deferred offering costs recognized in the Consolidated Statements of Operations. For the three months ended December 31, 2024 the Company amortized $30 of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee, that as of December 31, 2025, includes the Company’s chief executive officer and chief financial officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of financial condition as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Recent accounting updates: In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.

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

As of December 31, 2025 and September 30, 2025, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2025		As of September 30, 2025
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$401,191	$401,191	$401,191	$401,191

As of December 31, 2025 and September 30, 2025, the ratio of total contributed capital to total capital subscriptions was 100.0% and 100.0%, respectively. As of December 31, 2025 and September 30, 2025, the Company had no uncalled capital commitments.

The following table summarizes the shares of GDLCU common stock issued for the three months ended December 31, 2024:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the three months ended December 31, 2024
Issuance of shares	11/05/24	1,135,022.533	$15.00	$17,026
Issuance of shares	12/17/24	1,135,022.533	15.00	17,025
Shares issued for capital drawdowns		2,270,045.066		$34,051

There were no shares of GDLCU common stock issued for the three months ended December 31, 2025.

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

The base management fee is calculated at an annual rate equal to 1.00% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash, cash equivalents and foreign currencies so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GDLCU, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. The Investment Adviser has agreed to certain waivers with respect to the base management fee for the periods following April 1, 2022, the initial closing date for the private placement of shares of the Company's common stock (the “Initial Closing”), and will irrevocably waive 100% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2022 to March 31, 2023; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2023 to March 31, 2024; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from April 1, 2024 to March 31, 2025.

For the three months ended December 31, 2025 and 2024, the base management fee incurred by the Company was $1,000 and $785, respectively, and the base management fee irrevocably waived by the Investment Adviser was $0 and $261, respectively.

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

For the three months ended December 31, 2025 and 2024 the Income Incentive Fee incurred was $852 and $765, respectively.

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

For the three months ended December 31, 2025 and 2024, the Company did not accrue a Capital Gain Incentive Fee. As of both December 31, 2025 and 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to December 31, 2025.

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

For the three months ended December 31, 2025, the Company recorded a reversal of the capital gain incentive fee under GAAP of $34. For the three months ended December 31, 2024, the Company accrued a capital gain incentive fee under GAAP of $66. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations.

As of December 31, 2025 and September 30, 2025, there was $408 and $442, respectively, of cumulative accrual for capital gain incentive fee under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

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

As of December 31, 2025 and September 30, 2025, included in accounts payable and other liabilities is $135 and $120, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $56 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both December 31, 2025 and September 30, 2025, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2025 and 2024, were $252 and $163, respectively. As of December 31, 2025 and September 30, 2025, there was $265 and $252, respectively, included in accounts payable and other liabilities for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15,000 of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of December 31, 2025, GGP Class B-P, LLC has an aggregate commitment of $40,011. As of December 31, 2025, the Company has issued 2,667,366.664 shares of its common stock, including 550,000 shares of its common stock purchased from other stockholders, to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $40,011 and has also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of December 31, 2025, permits the Company to borrow a maximum of $75,000 and expires on March 26, 2028. Refer to Note 8 for discussion of the Adviser Revolver.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5. Investments

Investments as of December 31, 2025 and September 30, 2025 consisted of the following:

	As of December 31, 2025			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$18,137	$18,017	$18,130	$16,637	$16,513	$16,647
One stop	369,478	365,392	368,133	366,227	361,982	365,087
Second lien	840	830	843	1,132	1,119	1,143
Subordinated debt	53	52	53	155	153	156
Equity	N/A	5,453	7,139	N/A	5,465	7,095
Total	$388,508	$389,744	$394,298	$384,151	$385,232	$390,128

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of December 31, 2025		As of September 30, 2025
Amortized Cost:
United States
Southeast	$87,209	22.4%	$84,132	21.8%
Midwest	85,420	21.9	81,814	21.3
West	74,585	19.1	74,740	19.5
Mid-Atlantic	57,180	14.7	54,273	14.1
Southwest	44,384	11.4	46,747	12.1
Northeast	31,101	8.0	32,355	8.4
United Kingdom	3,743	1.0	5,170	1.3
Canada	3,106	0.8	2,964	0.8
Sweden	2,430	0.6	2,453	0.6
Denmark	554	0.1	553	0.1
Israel	32	0.0 *	31	0.0 *
Total	$389,744	100.0%	$385,232	100.0%

Fair Value:
United States
Southeast	$88,298	22.4%	$85,114	21.8%
Midwest	86,670	22.0	83,086	21.2
West	75,188	19.1	75,648	19.4
Mid-Atlantic	57,909	14.7	54,951	14.1
Southwest	44,714	11.3	47,108	12.1
Northeast	31,266	7.9	32,640	8.4
United Kingdom	3,948	1.0	5,369	1.4
Canada	3,128	0.8	3,007	0.8
Sweden	2,574	0.7	2,603	0.7
Denmark	553	0.1	554	0.1
Israel	50	0.0 *	48	0.0 *
Total	$394,298	100.0%	$390,128	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of December 31, 2025 and September 30, 2025 were as follows:

	As of December 31, 2025		As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$8,386	2.2%	$6,278	1.6%
Air Freight & Logistics	3,950	1.0	3,948	1.0
Auto Components	8,311	2.1	8,146	2.1
Automobiles	19,913	5.1	19,664	5.1
Banks	1,718	0.4	1,692	0.4
Beverages	4,799	1.2	4,804	1.2
Building Products	123	0.0 *	83	0.0 *
Capital Markets	4,992	1.3	4,865	1.3
Chemicals	922	0.2	919	0.3
Commercial Services & Supplies	11,719	3.0	15,946	4.2
Construction & Engineering	3,999	1.0	3,873	1.0
Diversified Consumer Services	34,945	9.0	32,658	8.5
Diversified Financial Services	6,260	1.6	5,818	1.5
Electric Utilities	451	0.1	446	0.1
Electrical Equipment	1,344	0.3	1,609	0.4
Electronic Equipment, Instruments & Components	1,503	0.4	1,503	0.4
Food & Staples Retailing	273	0.1	—	—
Food Products	4,814	1.3	4,851	1.3
Healthcare Equipment & Supplies	10,261	2.6	9,129	2.4
Healthcare Providers & Services	19,669	5.0	19,824	5.2
Healthcare Technology	17,045	4.4	15,777	4.1
Hotels, Restaurants & Leisure	23,168	6.0	19,610	5.1
Household Durables	220	0.1	—	—
Household Products	423	0.1	421	0.1
Industrial Conglomerates	3,694	1.0	3,622	0.9
Insurance	21,234	5.4	21,268	5.5
IT Services	13,091	3.4	12,891	3.4
Leisure Products	5,436	1.4	5,388	1.4
Life Sciences Tools & Services	5,744	1.5	5,845	1.5
Machinery	5,873	1.5	5,850	1.5
Media	2,776	0.7	2,786	0.7
Oil, Gas & Consumable Fuels	235	0.1	4,633	1.2
Pharmaceuticals	4,462	1.1	4,336	1.1
Professional Services	12,463	3.2	12,134	3.1
Road & Rail	—	—	1,663	0.4
Software	97,888	25.1	95,852	24.9
Specialty Retail	23,550	6.0	23,446	6.1
Transportation Infrastructure	3,350	0.9	3,329	0.9
Water Utilities	740	0.2	325	0.1
Total	$389,744	100.0%	$385,232	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2025		As of September 30, 2025
Fair Value:
Aerospace & Defense	$8,483	2.2%	$6,302	1.6%
Air Freight & Logistics	4,075	1.0	4,022	1.0
Auto Components	8,386	2.1	8,245	2.1
Automobiles	20,458	5.2	20,191	5.2
Banks	1,734	0.4	1,709	0.4
Beverages	4,938	1.3	4,960	1.3
Building Products	125	0.0 *	84	0.0 *
Capital Markets	5,034	1.3	4,911	1.3
Chemicals	926	0.2	922	0.3
Commercial Services & Supplies	11,815	3.0	16,097	4.1
Construction & Engineering	4,025	1.0	3,899	1.0
Diversified Consumer Services	35,307	9.0	33,114	8.5
Diversified Financial Services	6,312	1.6	5,854	1.5
Electric Utilities	474	0.1	469	0.1
Electrical Equipment	1,366	0.3	1,638	0.4
Electronic Equipment, Instruments & Components	1,546	0.4	1,550	0.4
Food & Staples Retailing	273	0.1	—	—
Food Products	4,870	1.2	4,908	1.3
Healthcare Equipment & Supplies	10,360	2.6	9,185	2.4
Healthcare Providers & Services	19,793	5.0	20,087	5.2
Healthcare Technology	17,187	4.4	15,906	4.1
Hotels, Restaurants & Leisure	23,316	5.9	19,728	5.1
Household Durables	220	0.1	—	—
Household Products	425	0.1	423	0.1
Industrial Conglomerates	3,733	0.9	3,665	0.9
Insurance	21,399	5.4	21,446	5.5
IT Services	13,242	3.4	13,042	3.4
Leisure Products	5,418	1.4	5,376	1.4
Life Sciences Tools & Services	6,218	1.6	6,425	1.6
Machinery	5,909	1.5	5,901	1.5
Media	2,800	0.7	2,786	0.7
Oil, Gas & Consumable Fuels	235	0.1	4,666	1.2
Pharmaceuticals	4,581	1.2	4,419	1.1
Professional Services	12,564	3.2	12,211	3.1
Road & Rail	—	—	1,674	0.4
Software	99,182	25.2	97,231	24.9
Specialty Retail	23,459	5.8	23,445	6.0
Transportation Infrastructure	3,371	0.9	3,310	0.8
Water Utilities	739	0.2	327	0.1
Total	$394,298	100.0%	$390,128	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of December 31, 2025 and September 30, 2025 were as follows:

As of December 31, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,500	GBP	$1,985	USD	10/15/2026	$—	$(33)
Macquarie Bank Limited	€2,000	EUR	$2,351	USD	10/15/2026	—	(26)
						$—	$(59)

As of September 30, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(158)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	—	(127)
						$—	$(285)

The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three months ended December 31, 2025 and 2024 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2025	2024
Foreign exchange	$(232)	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2025	2024
Foreign exchange	$226	$229

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2025 and 2024:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2025	2024
Forward currency contracts	$4,861	$3,450
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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from Macquarie, if any, is included in the Consolidated Statements of Financial Condition as other assets or accounts payable and other liabilities. As of both December 31, 2025 and September 30, 2025, there was $0 and $350, respectively, of collateral pledged for derivatives which is included in other assets on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2025 and September 30, 2025.

As of December 31, 2025
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Unrealized depreciation on forward currency contracts	$—	$(59)	$(59)	$—	$(59)

As of September 30, 2025
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Unrealized depreciation on forward currency contracts	$—	$(285)	$(285)	$285	$—

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2025 and September 30, 2025 were valued using Level 3 inputs. As of both December 31, 2025 and September 30, 2025, all money market funds included in cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. The Valuation Designee may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood when performing the enterprise value analysis. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of December 31, 2025 and September 30, 2025:

As of December 31, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$387,159	$387,159
Equity investments(1)	—	—	7,139	7,139
Money market funds(1)(2)	6,503	—	—	6,503
Total assets, at fair value:	$6,503	$—	$394,298	$400,801
Liabilities, at fair value:
Forward currency contracts	$—	$(59)	$—	$(59)
Total liabilities, at fair value:	$—	$(59)	$—	$(59)

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$383,033	$383,033
Equity investments(1)	—	—	7,095	7,095
Money market funds(1)(2)	12,875	—	—	12,875
Total assets, at fair value:	$12,875	$—	$390,128	$403,003
Liabilities, at fair value:
Forward currency contracts	$—	$(285)	$—	$(285)
Total liabilities, at fair value:	$—	$(285)	$—	$(285)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2025 and 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $(142) and $513, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2025 and 2024:

	For the three months ended December 31, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$383,033	$7,095	$390,128
Net change in unrealized appreciation (depreciation) on investments	(401)	56	(345)
Net translation of investments in foreign currencies	3	—	3
Realized gain (loss) on translation of investments in foreign currencies	4	—	4
Fundings of (proceeds from) revolving loans, net	831	—	831
Fundings of investments	17,277	354	17,631
PIK interest and non-cash dividends	526	14	540
Proceeds from principal payments and sales of portfolio investments	(14,487)	(380)	(14,867)
Accretion of discounts and amortization of premiums	373	—	373
Fair value, end of period	$387,159	$7,139	$394,298

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$18,130	Yield analysis	Market interest rate	7.8% - 9.0% (8.4%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (9.9x)
One stop loans(2)(3)	$362,916	Yield analysis	Market interest rate	3.5% - 20.0% (8.7%)
		Market comparable companies	EBITDA multiples	7.5x - 30.0x (15.5x)
			Revenue multiples	1.7x - 15.0x (9.3x)
	5,217	Broker/ Dealer bids or quotes	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans	$896	Yield analysis	Market interest rate	11.8% - 12.3% (12.2%)
		Market comparable companies	EBITDA multiples	9.5x - 11.0x (10.9x)
Equity(4)	$7,139	Market comparable companies	EBITDA multiples	7.5x - 26.0x (15.7x)
			Revenue multiples	1.7x - 15.0x (11.3x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)$8 of loans at fair value were valued using the market comparable companies approach only.

(3)The Company valued $308,680 and $54,236 of one stop loans using EBITDA and revenue multiples, respectively.

(4)The Company valued $5,727 and $1,412 of equity investments using EBITDA and revenue multiples, respectively.

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$16,647	Yield analysis	Market interest rate	7.8% - 9.0% (8.4%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (10.3x)
One stop loans(2)(3)	$359,911	Yield analysis	Market interest rate	3.8% - 20.5% (8.7%)
		Market comparable companies	EBITDA multiples	8.0x - 33.0x (15.5x)
			Revenue multiples	2.0x - 15.0x (9.4x)
	5,176	Broker/ Dealer bids or quotes	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans(4)	$1,299	Yield analysis	Market interest rate	11.8% - 15.0% (12.1%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (12.7x)
Equity(5)	$7,095	Market comparable companies	EBITDA multiples	8.0x - 28.0x (16.2x)
			Revenue multiples	2.0x - 15x (11.5x)
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

Note 8. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2025 and September 30, 2025, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2025 and September 30, 2025, the Company was permitted to borrow up to $75,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of March 26, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2025 was 3.6%. For the three months ended December 31, 2025 and 2024 the Company had no borrowings and made no repayments on the Adviser Revolver. As of December 31, 2025 and September 30, 2025, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9. Commitments and Contingencies

Commitments: As of December 31, 2025, the Company had outstanding commitments to fund investments totaling $64,670, including $29,655 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $63,849, including $29,792 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of December 31, 2025 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2025	2024
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(0.27)	(0.35)
Net investment income - after tax	0.29	0.32
Net realized gain (loss) on investment transactions	(0.01)	(0.00) ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.01)	0.03
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	1.83%	2.35%
Number of common shares outstanding	26,772,467.472	22,683,023.940

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024
Ratio of net investment income - after tax to average net assets*(5)	7.64%	8.50%
Ratio of total expenses to average net assets*(5)	1.51%	1.68%
Ratio of management fee waiver to average net assets*	—%	(0.33)%
Ratio of incentive fees to average net assets(5)	0.20%	0.26%
Ratio of net expenses to average net assets*(5)	1.51%	1.35%
Ratio of total expenses (without incentive fees) to average net assets*(5)	1.31%	1.42%
Total return based on average net asset value*(6)	1.84%	2.35%
Total return based on average net asset value - annualized*(6)	7.30%	9.32%
Net assets at end of period	$401,587	$340,245
Average debt outstanding	$—	$—
Average debt outstanding per share	$—	$—
Portfolio Turnover*	14.93%	2.94%
Asset coverage ratio(7)	N/A	N/A
Asset coverage ratio per unit(8)	N/A	N/A
Average market value per unit(9):
Adviser Revolver	N/A	N/A

*Annualized for periods less than one year, unless otherwise noted.
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
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of December 31, 2025 and December 31, 2024.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of December 31, 2025 and December 31, 2024.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2025 and 2024:

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended,
	2025	2024
Earnings available to stockholders	$7,360	$7,477
Basic and diluted weighted average shares outstanding	26,772,467	21,301,257
Basic and diluted earnings per share	$0.27	$0.35

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2025
08/01/2025	10/15/2025	12/17/2025	26,772,467.472	$0.0930	$2,489
11/14/2025	11/14/2025	01/21/2026	26,772,467.472	0.0932	2,497
11/14/2025	12/12/2025	02/18/2026	26,772,467.472	0.0887	2,374
Total dividends declared for the three months ended December 31, 2025					$7,360
For the three months ended December 31, 2024
08/02/2024	10/15/2024	12/18/2024	20,412,978.874	$0.1073	$2,191
11/14/2024	11/15/2024	01/08/2025	21,548,001.407	0.1139	2,454
11/14/2024	12/13/2024	02/18/2025	21,548,001.407	0.1314	2,832
Total dividends declared for the three months ended December 31, 2024					$7,477

There were no distributions reinvested during the three months ended December 31, 2025 and 2024.

Note 13. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On November 14, 2025 and February 2, 2026, the Company’s board of directors declared distributions to holders of record of our common stock as set forth in the table below:

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

February 25, 2026	May 20, 2026
In an amount (if positive) such that the net asset value of the Company as of February 28, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2026 through February 28, 2026 and the payment of this distribution is $15.00 per share.

March 16, 2026	May 20, 2026
In an amount (if positive) such that the net asset value of the Company as of March 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2026 through March 31, 2026 and the payment of this distribution is $15.00 per share.

April 17, 2026	June 17, 2026
In an amount (if positive) such that the net asset value of the Company as of April 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2026 through April 30, 2026 and the payment of this distribution is $15.00 per share.

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including, without limitation, those caused by global health pandemics or other large scale events;
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
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics or other large scale events;
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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this

Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $90.0 billion in capital under management(1) as of January 1, 2026, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market
(1) “Capital under management” is a gross measure of invested capital including leverage as of January 1, 2026.

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

As of December 31, 2025 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of December 31, 2025		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$18,130	4.6%	$16,647	4.3%
One stop	368,133	93.4	365,087	93.6
Second lien	843	0.2	1,143	0.3
Subordinated debt	53	0.0 *	156	0.0 *
Equity	7,139	1.8	7,095	1.8
Total	$394,298	100.0%	$390,128	100.0%
* Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2025 and September 30, 2025, one stop loans included $40.3 million and $39.9 million, respectively, of recurring revenue loans at fair value.

As of December 31, 2025 and September 30, 2025, we had debt and equity investments in 201 and 182 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended December 31, 2025, September 30, 2025, and December 31, 2024:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Weighted average income yield*(1)	9.6%	10.1%	10.8%
Weighted average investment income yield*(2)	10.0%	10.5%	11.1%
Weighted average income yield of total investments*(3)	9.4%	9.8%	10.6%
Weighted average investment income yield of total investments*(4)	9.8%	10.3%	10.9%
Total return based on average net asset value*(5)	7.3%	7.7%	9.3%
Net investment income - return on equity*(6)	7.6%	7.7%	8.5%

* Annualized for periods less than one year, unless otherwise noted.
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
As of December 31, 2025, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 9.2% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the three months ended December 31, 2025 and 2024, GDLCU earned a fiscal year-to-date IRR of 7.5% and 9.6%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On November 14, 2025 and February 2, 2026, our board of directors declared distributions to holders of record of our common stock as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 16, 2026	March 18, 2026
In an amount (if positive) such that our net asset value as of January 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period January 1, 2026 through January 31, 2026 and the payment of this distribution is $15.00 per share.

February 25, 2026	May 20, 2026
In an amount (if positive) such that our net asset value as of February 28, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2026 through February 28, 2026 and the payment of this distribution is $15.00 per share.

March 16, 2026	May 20, 2026
In an amount (if positive) such that our net asset value as of March 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2026 through March 31, 2026 and the payment of this distribution is $15.00 per share.

April 17, 2026	June 17, 2026
In an amount (if positive) such that our net asset value as of April 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2026 through April 30, 2026 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 are as follows:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(In thousands)
Interest income	$8,844	$8,716	$7,782	$128	$1,062
Payment-in-kind interest income	527	470	461	57	66
Discount Amortization	373	325	208	48	165
Non-cash dividend income	14	17	22	(3)	(8)
Dividend income	59	43	28	16	31
Fee income	27	95	23	(68)	4
Total investment income	9,844	9,666	8,524	178	1,320
Net expenses	2,140	2,216	1,705	(76)	435
Net investment income - before tax	7,704	7,450	6,819	254	885
Excise tax	—	—	—	—	—
Net investment income - after tax	7,704	7,450	6,819	254	885
Net realized gain (loss) on investment transactions	(228)	7	(6)	(235)	(222)
Net change in unrealized appreciation (depreciation) on investment transactions	(116)	58	664	(174)	(780)
Net increase (decrease) in net assets resulting from operations	$7,360	$7,515	$7,477	$(155)	$(117)
Average earning debt investments, at fair value	$388,940	$364,725	$304,345	$24,215	$84,595
Average earning preferred equity investments, at fair value	$406	$412	$585	$(6)	$(179)

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

Investment Income

Investment income increased from the three months ended September 30, 2025 to the three months ended December 31, 2025 by $0.2 million, primarily due to an increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $24.2 million that was partially offset by declining interest base and spread rates.

Investment income increased from the three months ended December 31, 2024 to the three months ended December 31, 2025 by $1.3 million, primarily due to an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $84.6 million that was partially offset by the impact of declining interest base and spread rates.

The annualized income yield by debt security type for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 are as follows:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Senior secured	9.2%	9.6%	10.1%
One stop	9.5%	9.9%	10.5%
Second lien	13.2%	13.8%	14.3%
Subordinated debt	17.0%	13.9%	14.2%

Income yields on senior secured and one stop loans decreased for the three months ended December 31, 2025 as compared to the three months ended September 30, 2025 and for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily due to declining interest base and spread rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 99.0% of our loan portfolio at fair value is subject to an interest rate floor. As of December 31, 2025 and September 30, 2025, the weighted average base rate floor of our loans was 0.77% and 0.81%, respectively.

As of December 31, 2025, we have second lien investments in one portfolio company and subordinated debt investments decreased to one portfolio company as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment, and the impact of prepayment fees.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(In thousands)
Base management fee, net of waiver	$1,000	$951	$524	$49	$476
Income incentive fee	852	829	765	23	87
Capital gain incentive fee accrued (reversal) under GAAP	(34)	7	66	(41)	(100)
Administrative service fee	135	121	100	14	35
Professional fees	160	263	228	(103)	(68)
General and administrative expenses	27	45	22	(18)	5
Net expenses	$2,140	$2,216	$1,705	$(76)	$435

Management Fees

The base management fee, net of waiver, increased for the three months ended December 31, 2025 as compared to the three months ended September 30, 2025, primarily as a result of an increase in average adjusted gross assets.

The base management fee, net of waiver, increased for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily as a result of (i) an increase in average adjusted gross assets and (ii) certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares in our common stock where GC Advisors agreed to waive 33.3% of the base management fee for the three months ended March 31, 2025.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased modestly from the three months ended September 30, 2025 to the three months ended December 31, 2025 and by $0.1 million from the three months ended December 31, 2024 to the three months ended December 31, 2025 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by net funds growth. For each of the three months ended December 31, 2025 and 2024, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee was equal to 10% of Pre-Incentive Fee Net Investment Income.

As of December 31, 2025 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of both December 31, 2025 and September 30, 2025, there was $0.4 million in capital gain incentive fee accrual under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. For the three months ended December 31, 2025, we recorded a reversal of the capital gain incentive fee under GAAP of less than $0.1 million. For the three months ended September 30, 2025, we recorded an accrual for capital gain incentive fee under GAAP of $0.1 million. For the three months ended December 31, 2024, we recorded an accrual for less than $0.1 million for capital gain incentive fee under GAAP.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2025 and September 30, 2025, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses decreased by $0.1 million from the three months ended September 30, 2025 to the three months ended December 31, 2025 primarily due to lower general and administrative expenses and professional fees that were partially offset by a modest increase in administrative service fees.

In total, professional fees, the administrative service fee and general and administrative expenses remained relatively flat from the three months ended December 31, 2024 to the three months ended December 31, 2025.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 were $0.3 million, $0.1 million and $0.2 million.

As of both December 31, 2025 and September 30, 2025, included in accounts payable and other liabilities were $0.3 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(In thousands)
Net realized gain (loss) from forward currency contracts	$(232)	$—	$—	$(232)	$(232)
Net realized gain (loss) from foreign currency transactions	4	7	(6)	(3)	10
Net realized gain (loss) from investment transactions	$(228)	$7	$(6)	$(235)	$(222)
Unrealized appreciation from investments	$806	$719	$945	$87	$(139)
Unrealized (depreciation) from investments	(1,151)	(654)	(260)	(497)	(891)
Unrealized appreciation (depreciation) from forward currency contracts	226	53	229	173	(3)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	3	(60)	(250)	63	253
Net change in unrealized appreciation (depreciation) on investment transactions	$(116)	$58	$664	$(174)	$(780)
During the three months ended December 31, 2025, we had a net realized loss of $0.2 million, primarily due to realized losses recognized on the settlement of foreign currency contracts. During the three months ended September 30, 2025, we had a net realized gain of less than $0.1 million primarily due to realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended December 31, 2024, we had a net realized loss of less than $0.1 million primarily due to realized losses recognized on the settlement of foreign currency contracts.

For the three months ended December 31, 2025, we had $0.8 million in unrealized appreciation on 60 portfolio company investments, which was offset by $1.2 million in unrealized depreciation on 162 portfolio company investments.

For the three months ended September 30, 2025, we had $0.7 million in unrealized appreciation on 78 portfolio company investments, which was offset by $0.7 million in unrealized depreciation on 137 portfolio company investments.

For the three months ended December 31, 2024, we had $0.9 million in unrealized appreciation on 52 portfolio company investments, which was offset by $0.3 million in unrealized depreciation on 104 portfolio company investments.

Unrealized appreciation for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.

Unrealized depreciation for the three months ended December 31, 2025 primarily resulted from isolated deterioration in the credit performance of (i) certain portfolio companies that were taken to non-accrual status and (ii) a small number of portfolio companies. Unrealized depreciation for the three months ended September 30, 2025 and December 31, 2024 primarily resulted from the reversal of unrealized appreciation due to amortization of discounts on our loan portfolio and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources

For the three months ended December 31, 2025, we experienced a net decrease in cash, cash equivalents and foreign currencies of $4.8 million. During the period, cash provided by operating activities was $2.9 million, primarily as a result of fundings of portfolio investments of $17.6 million, partially offset by proceeds from principal payments and sales of portfolio investments of $14.9 million. During the same period, cash used by financing activities was $7.6 million, primarily as a result of distributions paid of $7.6 million.

For the three months ended December 31, 2024, we experienced a net increase in cash, cash equivalents and foreign currencies of $5.2 million. During the period, we used $21.2 million in operating activities, primarily as a result of fundings of portfolio investments of $32.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $2.3 million. During the same period, cash provided by financing activities was $26.4 million, primarily as a result of proceeds from the issuance of common stock of $34.1 million, offset by distributions paid of $7.6 million.

As of December 31, 2025 and September 30, 2025, we had cash, cash equivalents and foreign currencies totaling $10.2 million and $15.0 million, respectively. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of December 31, 2025 and September 30, 2025, we had investor capital subscriptions totaling $401.2 million, of which $401.2 million, had been called and contributed, leaving $0 of uncalled investor capital subscriptions.

Revolving Debt Facility

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in “Note 4” of our consolidated financial statements) with GC Advisors which, as of December 31, 2025, allowed us to borrow up to $75 million at any one time outstanding. As of December 31, 2025 and September 30, 2025, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of December 31, 2025, we did not have any outstanding borrowings.

As of December 31, 2025, we had outstanding commitments to fund investments totaling $64.7 million, including $29.7 million of unfunded commitments on revolvers. As of September 30, 2025, we had outstanding commitments to fund investments totaling $63.8 million, including $29.8 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2025 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of December 31, 2025. As of December 31, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of December 31, 2025 and September 30, 2025.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2025 and September 30, 2025, we had investments in 201 and 182 portfolio companies, respectively, with a total fair value of $394.3 million and $390.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended
	December 31, 2025		September 30, 2025		December 31, 2024
	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage
Senior secured	$4,844	22.7%	$2,246	5.5%	$1,747	5.4%
One stop	16,392	76.7	37,864	93.0	29,651	92.1
Second lien	—	—	317	0.8	—	—
Subordinated debt	—	—	—	—	—	—
Equity	134	0.6	301	0.7	791	2.5
Total new investment commitments	$21,370	100.0%	$40,728	100.0%	$32,189	100.0%

For the three months ended December 31, 2025 and 2024, we had approximately $14.9 million and $2.3 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2025(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$18,137	$18,017	$18,130	$16,637	$16,513	$16,647
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	369,166	365,098	367,878	366,227	361,982	365,087
Non-accrual(3)	312	294	255	—	—	—
Second lien:
Performing	840	830	843	1,132	1,119	1,143
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	53	52	53	155	153	156
Non-accrual(3)	—	—	—	—	—	—
Equity:
Performing	N/A	5,453	7,139	N/A	5,465	7,095
Non-accrual(3)	—	—	—	—	—	—
Total	$388,508	$389,744	$394,298	$384,151	$385,232	$390,128

(1)As of December 31, 2025, $52.0 million and $52.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest. As of December 31, 2025, $0.3 million and $0.3 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2025, $52.8 million and $53.3 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest. As of September 30, 2025, there were no loans with a PIK feature were on non-accrual status.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. Preferred equity securities accruing contractual PIK dividend income may be placed on non-accrual status if there is reasonable doubt that the amortized cost or capitalized PIK and non-cash dividend income is collectible. See “— Critical Accounting Policies — Revenue Recognition.”

As of December 31, 2025, we had loans in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value was 0.1%. As of September 30, 2025, we had no loans on non-accrual status.

As of December 31, 2025 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value were both 99.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Weighted average rate of new investment fundings	8.4%	9.1%	9.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.6%	5.0%	5.1%
Weighted average fees of new investment fundings	0.5%	0.6%	1.0%
Weighted average rate of sales and payoffs of portfolio investments	9.4%	11.1%	10.7%

As of December 31, 2025, 99.0% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 99.0% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of December 31, 2025 and September 30, 2025, the portfolio median(1) earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $92.5 million and $97.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)		Percentage of Total Investments
5	$11,755	3.0%	$28,481		7.3%
4	372,783	94.5	356,700		91.4
3	9,505	2.4	4,947		1.3
2	255	0.1	0	*	0.0 †
1	—	—	—		—
Total	$394,298	100.0%	$390,128		100.0%
(1) The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) portfolio companies with any loans on non-accrual status.

* Represents an amount less than $1.
† Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of December 31, 2025 and September 30, 2025:

	Average Price[1]
Category	As of December 31, 2025	As of September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	92.9	94.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	82.0	—
Total	99.7%	99.7%

(1)Includes only debt investments held as of December 31, 2025 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us for $25.0 million. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15.0 million of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of December 31, 2025, we have issued 2,667,366.664 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $40.0 million and have also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, or GDLC, Golub Capital BDC 4, Inc., or GBDC 4, Golub Capital Private Credit Fund, or GCRED, Golub Capital Private Income Fund I, or GPIF I and Golub Capital Private Income Fund S, or GPIF S, all of which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, most of our officers and directors serve in similar capacities for GBDC, GDLC, GBDC 4, GCRED, GPIF I and GPIF S. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLC, GBDC 4, GCRED, GPIF I, GPIF S, and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, our board of directors, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of our board of directors.

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2025 and September 30, 2025 were valued using Level 3 inputs. As of both December 31, 2025 and September 30, 2025, all money market funds included in cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s

EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. The Valuation Designee may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood when performing the enterprise value analysis. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity.

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

Non-accrual investments: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of December 31, 2025 there was one portfolio company investment on non-accrual status with a fair value of $0.3 million. As of September 30, 2025, there were no portfolio company investments on non-accrual status. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of both December 31, 2025 and September 30, 2025 there were no preferred equity securities on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2025 and December 31, 2024, we did not record any U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2025 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.77% and 0.81%, respectively. In addition, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2025 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
(In thousands)
Down 200 basis points	$(7,687)
Down 150 basis points	(5,768)
Down 100 basis points	(3,847)
Down 50 basis points	(1,924)
Up 50 basis points	1,925
Up 100 basis points	3,850
Up 150 basis points	5,775
Up 200 basis points	7,700

(1)Assumes applicable three-month base rate as of December 31, 2025, with the exception of SONIA and Prime that utilize the December 31, 2025 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Golub Capital Direct Lending Unlevered Corporation

Date: February 13, 2026	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)