Form 10-Q
period 2026-03-31
Golub Capital Direct Lending Unlevered Corp
filed 2026-05-08
CIK 1901606

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of May 8, 2026, the Registrant had 26,772,467.472 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2026	September 30, 2025
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $397,986 and $385,232, respectively)	$397,083	$390,128
Cash	2,964	2,009
Cash equivalents	652	12,875
Foreign currencies (cost of $155 and $132, respectively)	152	129
Unrealized appreciation on forward currency contracts	25	—
Interest receivable	2,359	3,878
Receivable for investments	113	383
Other assets	30	370
Total Assets	$403,378	$409,772
Liabilities
Interest payable	$2	$—
Distributions payable	864	5,130
Management and income incentive fees payable	1,760	1,780
Payable for investments purchased	21	—
Accrued trustee fees	21	23
Unrealized depreciation on forward currency contracts	—	285
Accounts payable and other liabilities	430	967
Total Liabilities	3,098	8,185
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 26,772,467.472 shares issued and outstanding as of March 31, 2026 and September 30, 2025	27	27
Paid in capital in excess of par	401,229	401,229
Distributable earnings (losses)	(976)	331
Total Net Assets	400,280	401,587
Total Liabilities and Total Net Assets	$403,378	$409,772
Number of common shares outstanding	26,772,467.472	26,772,467.472
Net asset value per common share	$14.95	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Investment income
Interest income	$8,503	$8,314	$17,720	$16,304
Payment-in-kind interest income	558	484	1,085	945
Dividend income	16	35	89	85
Fee income	13	30	40	53
Total investment income	9,090	8,863	18,934	17,387
Expenses
Interest expense	2	—	2	—
Base management fee	985	845	1,985	1,630
Incentive fee	367	801	1,185	1,632
Administrative service fee	133	116	268	216
Professional fees	188	146	348	374
General and administrative expenses	33	25	60	47
Total expenses	1,708	1,933	3,848	3,899
Base management fee waived (Note 4)	—	(282)	—	(543)
Net expenses	1,708	1,651	3,848	3,356
Net investment income	7,382	7,212	15,086	14,031
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Forward currency contracts	—	—	(232)	—
Foreign currency transactions	1	1	5	(5)
Net realized gain (loss) on investment transactions	1	1	(227)	(5)
Net change in unrealized appreciation (depreciation) from:
Investments	(5,377)	(24)	(5,722)	661
Forward currency contracts	84	(122)	310	107
Translation of assets and liabilities in foreign currencies	(83)	150	(80)	(100)
Net change in unrealized appreciation (depreciation) on investment transactions	(5,376)	4	(5,492)	668
Net gain (loss) on investment transactions	(5,375)	5	(5,719)	663
Net increase (decrease) in net assets resulting from operations	$2,007	$7,217	$9,367	$14,694
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.07	$0.31	$0.35	$0.66
Basic and diluted weighted average common shares outstanding (Note 11)	26,772,467	23,409,067	26,772,467	22,343,581

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	20,412,978.874	$20	$305,901	$273	$306,194
Issuance of common stock	3,690,564.732	4	55,355	—	55,359
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	14,031	14,031
Net realized gain (loss) on investment transactions	—	—	—	(5)	(5)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	668	668
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(9,808)	(9,808)
Distributions declared and payable	—	—	—	(4,886)	(4,886)
Total increase (decrease) for the six months ended March 31, 2025	3,690,564.732	4	55,355	—	55,359
Balance at March 31, 2025	24,103,543.606	$24	$361,256	$273	$361,553
Balance at December 31, 2024	22,683,023.940	$23	$339,949	$273	$340,245
Issuance of common stock	1,420,519.666	1	21,307	—	21,308
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	7,212	7,212
Net realized gain (loss) on investment transactions	—	—	—	1	1
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	4	4
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(2,331)	(2,331)
Distributions declared and payable	—	—	—	(4,886)	(4,886)
Total increase (decrease) for the three months ended March 31, 2025	1,420,519.666	1	21,307	—	21,308
Balance at March 31, 2025	24,103,543.606	$24	$361,256	$273	$361,553
Balance at September 30, 2025	26,772,467.472	$27	$401,229	$331	$401,587
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	15,086	15,086
Net realized gain (loss) on investment transactions	—	—	—	(227)	(227)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(5,492)	(5,492)
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(9,810)	(9,810)
Distributions declared and payable	—	—	—	(864)	(864)
Total increase (decrease) for the six months ended March 31, 2026	—	—	—	(1,307)	(1,307)
Balance at March 31, 2026	26,772,467.472	$27	$401,229	$(976)	$400,280
Balance at December 31, 2025	26,772,467.472	$27	$401,229	$331	$401,587
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	7,382	7,382
Net realized gain (loss) on investment transactions	—	—	—	1	1
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(5,376)	(5,376)
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(2,450)	(2,450)
Distributions declared and payable	—	—	—	(864)	(864)
Total increase (decrease) for the three months ended March 31, 2026	—	—	—	(1,307)	(1,307)
Balance at March 31, 2026	26,772,467.472	$27	$401,229	$(976)	$400,280

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$9,367	$14,694
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs	—	58
Accretion of discounts and amortization of premiums	(615)	(568)
Net realized (gain) loss on forward currency contracts	232	—
Net realized (gain) loss on foreign currency transactions	(5)	5
Net change in unrealized (appreciation) depreciation on investments	5,722	(661)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(310)	(107)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	80	100
Proceeds from (fundings of) revolving loans, net	(1,395)	(654)
Fundings of investments	(27,098)	(57,715)
Proceeds from principal payments and sales of portfolio investments	17,470	14,701
Funding of settlements of forward currency contracts	(232)	—
Payment-in-kind interest capitalized	(1,080)	(934)
Non-cash dividends capitalized	(29)	(57)
Proceeds from non-cash dividends	—	84
Changes in operating assets and liabilities:
Interest receivable	1,519	(446)
Receivable for investments	270	2,122
Other assets	340	—
Interest payable	2	—
Payable for investments purchased	21	—
Management and income incentive fees payable	(20)	127
Accrued trustee fees	(2)	(2)
Accounts payable and other liabilities	(537)	(53)
Net cash provided by (used in) operating activities	3,700	(29,306)
Cash flows from financing activities
Borrowings on debt	1,700	35
Repayments of debt	(1,700)	(35)
Proceeds from issuance of common shares	—	55,359
Distributions paid	(14,940)	(15,231)
Net cash provided by (used in) financing activities	(14,940)	40,128
Net change in cash, cash equivalents, and foreign currencies	(11,240)	10,822
Effect of foreign currency exchange rates	(5)	(3)
Cash, cash equivalents, and foreign currencies, beginning of period	15,013	12,271
Cash, cash equivalents, and foreign currencies, end of period	$3,768	$23,090
Supplemental disclosure of cash flow information:
Distributions declared for the period	$10,674	$14,694
Supplemental disclosure of non-cash operating and financing activity:
Change in distributions payable	(4,266)	(537)

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2026	September 30, 2025
Cash	$2,964	$2,009
Cash equivalents	652	12,875
Foreign currencies (cost of $155 and $132, respectively)	152	129
Total cash, cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$3,768	$15,013
(1) See Note 2 for a description of cash, cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Jeppesen Holdings, LLC	One stop	SF +	4.75%	(h)	8.42%				11/2032	$2,147	$2,139	0.5%	$2,104
Jeppesen Holdings, LLC(5)	One stop				N/A(6)				11/2032	—	—	—	(2)
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(a)(h)	8.91%				09/2031	19	18	—	19
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.70%				09/2031	5,259	5,158	1.3	5,234
PPW Aero Buyer, Inc.	One stop				N/A(6)				09/2031	—	—	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.70%				09/2031	269	267	0.1	268
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.70%				09/2031	50	49	—	49
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.70%				09/2031	50	50	—	50
PPW Aero Buyer, Inc.	One stop				N/A(6)				09/2031	—	—	—	—
Titan BW Borrower L.P.(19)	One stop	SF +	5.38%	(h)	6.17%	cash/	2.88%	PIK	07/2032	583	577	0.1	576
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
Titan BW Borrower L.P.	One stop	SF +	4.75%	(h)	8.42%				07/2032	29	29	—	29
										8,406	8,286	2.0	8,326
Air Freight & Logistics
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(h)	8.70%				11/2031	2,920	2,870	0.7	2,893
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(i)	8.73%				11/2031	184	181	—	182
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(h)	8.70%				11/2031	739	733	0.2	733
RJW Group Holdings, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	(1)
										3,843	3,783	0.9	3,807
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(i)	8.49%				11/2030	294	292	0.1	283
Arnott, LLC	One stop	SF +	4.75%	(h)(i)	8.41%				11/2030	37	36	—	35
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	8.42%				01/2030	1,740	1,718	0.4	1,740
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)(i)	8.46%				01/2030	1,015	1,009	0.3	1,015
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	8.42%				01/2030	42	38	—	42
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	8.42%				01/2030	11	11	—	11
Collision SP Subco, LLC	One stop	SF +	4.75%	(i)	8.48%				01/2030	26	25	—	26
OEConnection, LLC	One stop	SF +	4.50%	(g)	8.17%				12/2032	5,207	5,169	1.3	5,226
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(4)	—	2
OEConnection, LLC	One stop				N/A(6)				12/2032	—	—	—	—
										8,372	8,294	2.1	8,380
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	8.94%				06/2030	1,849	1,830	0.5	1,829
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(a)(h)	8.94%				06/2030	147	145	—	145
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(h)	8.20%				11/2032	219	218	0.1	219
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(h)	8.20%				11/2032	5	5	—	5
Lincoln Acq Buyer, LLC	One stop				N/A(6)				11/2032	—	—	—	—
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(h)	8.17%				11/2032	26	26	—	26
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(h)	8.16%				11/2032	9	9	—	9
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	8.66%				07/2029	132	131	—	132
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(h)	8.70%				07/2029	5,348	5,318	1.3	5,348
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	8.59%				07/2029	68	67	—	68
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(h)	8.70%				07/2029	71	71	—	71
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(g)	8.67%				06/2031	6,492	6,452	1.6	6,492
Quick Quack Car Wash Holdings, LLC(5)	One stop				N/A(6)				06/2031	—	(4)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(g)	8.67%				06/2031	365	361	0.1	365
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(g)	8.67%				06/2031	5	5	—	5
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(g)	8.67%				06/2031	26	26	—	26
Strickland's Enterprises, LLC	Senior secured	SF +	4.50%	(h)	8.17%				01/2031	286	285	0.1	285
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Strickland's Enterprises, LLC	Senior secured				N/A(6)	01/2031	$—	$—	—%	$—
Strickland's Enterprises, LLC	Senior secured				N/A(6)	01/2031	—	—	—	—
TWAS Holdings, LLC	One stop	SF +	4.75%	(g)	8.42%	12/2029	90	89	—	90
TWAS Holdings, LLC(5)	One stop				N/A(6)	12/2029	—	(1)	—	—
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(h)	8.20%	12/2029	3,216	3,189	0.8	3,216
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(a)(h)	8.19%	12/2029	261	254	0.1	261
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(h)	8.17%	12/2029	891	884	0.2	891
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(h)	8.17%	12/2029	8	8	—	8
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(h)	8.17%	12/2029	42	42	—	42
							19,556	19,410	4.8	19,533
Banks
Empyrean Solutions, LLC	One stop	SF +	4.50%	(h)	8.20%	11/2031	258	257	0.1	249
Empyrean Solutions, LLC(5)	One stop				N/A(6)	11/2031	—	—	—	(1)
Empyrean Solutions, LLC(5)	One stop				N/A(6)	11/2031	—	—	—	(4)
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(h)	8.42%	12/2029	705	699	0.2	687
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(h)	8.42%	12/2029	674	669	0.2	657
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(h)	8.42%	12/2029	56	55	0.1	52
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(h)	8.45%	12/2029	371	369	0.1	361
							2,064	2,049	0.7	2,001
Beverages
Financial Information Technologies, LLC	One stop	SF +	4.75%	(h)	8.45%	06/2030	1,474	1,457	0.4	1,459
Financial Information Technologies, LLC	One stop	SF +	4.75%	(h)	8.45%	06/2030	617	612	0.2	611
Financial Information Technologies, LLC(5)	One stop				N/A(6)	06/2030	—	(1)	—	(3)
Financial Information Technologies, LLC	One stop	SF +	4.75%	(h)	8.45%	06/2030	1,130	1,128	0.3	1,119
Spindrift Beverage Co. Inc.	One stop	SF +	5.00%	(h)	8.67%	02/2032	36	34	—	36
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)	02/2032	—	(1)	—	—
Spindrift Beverage Co. Inc.	One stop	SF +	5.00%	(h)	8.65%	02/2032	1,131	1,119	0.3	1,131
							4,388	4,348	1.2	4,353
Building Products
BECO Holding Company, Inc.	One stop	SF +	5.25%	(h)	9.10%	11/2028	124	124	—	124
BECO Holding Company, Inc.(5)	One stop				N/A(6)	11/2028	—	(1)	—	(1)
							124	123	—	123
Capital Markets
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.45%	01/2031	2,560	2,538	0.6	2,483
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.44%	01/2031	305	301	0.1	290
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.45%	01/2031	861	854	0.2	835
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.45%	01/2031	1,315	1,306	0.3	1,275
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.45%	01/2031	50	49	—	48
							5,091	5,048	1.2	4,931
Chemicals
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)	04/2032	—	—	—	(1)
AP Adhesives Holdings, LLC	One stop				N/A(6)	04/2031	—	—	—	—
AP Adhesives Holdings, LLC	One stop	SF +	4.75%	(h)	8.42%	04/2032	265	264	0.1	263
JSG II, Inc. and Checkers USA, Inc.	One stop	SF +	4.50%	(g)	8.17%	09/2032	420	418	0.1	418
JSG II, Inc. and Checkers USA, Inc.	One stop				N/A(6)	09/2032	—	—	—	—
JSG II, Inc. and Checkers USA, Inc.(5)	One stop				N/A(6)	09/2032	—	—	—	(1)
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(g)	8.45%	03/2029	168	167	—	167
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	8.45%	03/2029	18	18	—	17
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	8.45%	03/2029	52	52	—	51
							923	919	0.2	914
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	8.67%				01/2031	$3,223	$3,197	0.8%	$3,208
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	8.67%				01/2031	1,049	1,041	0.3	1,044
CHA Vision Holdings, Inc.(5)	One stop				N/A(6)				01/2030	—	(2)	—	(1)
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	8.67%				01/2031	50	50	—	50
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	8.67%				01/2031	5	5	—	5
Dispatch Acquisition Holdings, LLC	One stop	SF +	4.75%	(h)	8.45%				11/2032	846	842	0.2	842
Dispatch Acquisition Holdings, LLC	One stop	SF +	4.75%	(h)	8.45%				11/2032	72	71	—	71
Kleinfelder Intermediate, LLC	One stop	SF +	4.50%	(h)	8.17%				09/2030	458	449	0.1	457
Kleinfelder Intermediate, LLC(5)	One stop				N/A(6)				09/2028	—	(1)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	4.50%	(h)	8.17%				09/2030	50	49	—	50
Pearl Acquisition Buyer, Inc.	One stop	SF +	4.50%	(h)	8.20%				12/2032	5	5	—	5
Pearl Acquisition Buyer, Inc.	One stop	SF +	4.50%	(h)	8.20%				12/2032	275	274	0.1	275
Pearl Acquisition Buyer, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(g)(h)	8.92%				04/2030	177	175	—	177
PSC Parent, Inc.	One stop	SF +	5.25%	(h)	8.91%				04/2031	1,639	1,627	0.4	1,642
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	8.92%				04/2031	393	392	0.1	394
PSC Parent, Inc.	One stop	SF +	5.25%	(h)	8.92%				04/2031	273	272	0.1	274
Trinity Air Consultants Holdings Corporation	One stop				N/A(6)				06/2029	—	—	—	—
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(h)	8.01%				06/2029	17	17	—	17
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(h)	8.02%				06/2029	51	51	—	50
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(h)	8.02%				06/2029	108	107	—	107
Trinity Air Consultants Holdings Corporation	One stop				N/A(6)				06/2029	—	—	—	—
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.67%				07/2030	72	69	—	69
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.74%				07/2031	2,598	2,578	0.6	2,576
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.61%				07/2031	285	284	0.1	283
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.60%				07/2031	172	171	—	170
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.60%				07/2031	134	133	—	133
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.60%				07/2031	47	47	—	46
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.60%				07/2031	48	48	—	47
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.60%				07/2031	30	30	—	29
WRE Holding Corp.(5)	One stop				N/A(6)				07/2031	—	(1)	—	(2)
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.71%				07/2031	21	21	—	21
										12,098	12,001	2.8	12,039
Construction & Engineering
Consor Intermediate II, LLC	One stop	SF +	4.50%	(h)	8.20%				05/2031	3,344	3,332	0.8	3,317
Consor Intermediate II, LLC	One stop	SF +	4.50%	(h)	8.20%				05/2031	153	151	—	148
Consor Intermediate II, LLC(5)	One stop				N/A(6)				05/2031	—	(5)	—	(11)
DCCM, LLC	One stop	SF +	4.75%	(g)	8.42%				06/2032	236	235	0.1	236
DCCM, LLC	One stop				N/A(6)				06/2032	—	—	—	—
DCCM, LLC(5)	One stop				N/A(6)				06/2032	—	(1)	—	—
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.19%				12/2030	31	30	—	30
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.19%				12/2030	33	33	—	32
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.17%				12/2030	263	260	0.1	260
										4,060	4,035	1.0	4,012
Diversified Consumer Services
ABC Legal Holdings, LLC	One stop	SF +	4.25%	(h)	7.92%				08/2032	617	614	0.3	604
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(3)
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(4)
Action Termite Control, LLC	Senior secured				N/A(6)				12/2032	—	—	—	—
Action Termite Control, LLC	Senior secured	SF +	4.25%	(h)	7.95%				12/2032	85	85	—	85
Action Termite Control, LLC(5)	Senior secured				N/A(6)				12/2032	—	(1)	—	—
Any Hour, LLC(19)	One stop	SF +	5.75%	(h)	6.20%	cash/	3.25%	PIK	05/2030	2,004	1,983	0.5	1,884
Any Hour, LLC(19)	One stop	SF +	5.75%	(h)	6.20%	cash/	3.25%	PIK	05/2030	280	276	0.1	261
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Any Hour, LLC(19)	One stop	SF +	5.75%	(h)	6.20%	cash/	3.25%	PIK	05/2030	$57	$56	—%	$53
Any Hour, LLC(19)	One stop	N/A			13.00%	PIK			05/2031	776	767	0.1	590
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.68%				10/2030	50	49	—	49
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.67%				10/2030	1,075	1,055	0.3	1,066
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.69%				10/2029	166	157	—	163
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.67%				10/2030	4,515	4,428	1.1	4,479
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.67%				10/2030	50	49	—	49
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.67%				10/2030	50	50	—	49
Aptive Environmental, LLC	One stop	SF +	4.75%	(g)	8.42%				10/2032	1,504	1,490	0.4	1,504
Aptive Environmental, LLC(5)	One stop				N/A(6)				10/2032	—	(1)	—	—
Aptive Environmental, LLC	One stop				N/A(6)				10/2032	—	—	—	—
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(h)	8.45%				05/2030	4,255	4,243	1.1	4,220
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(h)	8.42%				05/2030	84	82	—	82
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(h)	8.45%				05/2030	1,107	1,096	0.3	1,098
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(h)	8.44%				05/2030	4	4	—	4
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.35%				07/2029	195	194	0.1	195
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.35%				07/2029	5	4	—	5
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	9.35%				07/2029	57	56	—	57
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	8.92%				06/2029	464	460	0.1	464
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(g)	9.71%				06/2028	25	24	—	25
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	8.92%				06/2029	153	153	—	153
Kodiak Buyer, LLC	One stop	SF +	4.25%	(h)	7.95%				07/2032	246	244	0.1	244
Kodiak Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Kodiak Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Litera Bidco, LLC(5)	One stop				N/A(6)				05/2028	—	—	—	(2)
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	8.67%				05/2028	1,854	1,849	0.5	1,826
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	8.67%				05/2028	740	739	0.2	728
Litera Bidco, LLC(5)	One stop				N/A(6)				05/2028	—	—	—	(4)
NSG Buyer, Inc.	One stop	SF +	5.00%	(h)	8.70%				11/2029	5,293	5,219	1.3	5,251
NSG Buyer, Inc.	One stop	SF +	5.00%	(h)	8.70%				11/2028	23	21	—	22
NSG Buyer, Inc. (5)	One stop				N/A(6)				11/2029	—	(1)	—	(2)
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(2)
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(2)
Salisbury House, LLC	One stop	SF +	4.75%	(i)	8.48%				08/2032	1,226	1,220	0.3	1,214
SCP CDH Buyer, Inc.	One stop	SF +	4.50%	(h)	8.20%				12/2032	424	422	0.1	422
SCP CDH Buyer, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
SCP CDH Buyer, Inc.(5)	One stop				N/A(6)				12/2032	—	(1)	—	(1)
Severin Acquisition, LLC(19)	One stop	SF +	4.75%	(g)	6.17%	cash/	2.25%	PIK	10/2031	2,244	2,227	0.5	2,177
Severin Acquisition, LLC	One stop	SF +	4.50%	(g)	8.18%				10/2031	74	72	—	66
Severin Acquisition, LLC(19)	One stop	SF +	4.75%	(g)	6.17%	cash/	2.25%	PIK	10/2031	111	110	—	97
Stellar Brands, LLC	Senior secured	SF +	4.50%	(g)	8.17%				02/2031	459	456	0.1	459
Stellar Brands, LLC	Senior secured				N/A(6)				02/2031	—	—	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	8.85%				12/2030	4,737	4,705	1.2	4,715
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(4)	—	(2)
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2030	—	(2)	—	(1)
Virginia Green Acquisition, LLC	One stop				N/A(6)				12/2030	—	—	—	—
										35,009	34,645	8.7	34,337
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	$—	$(3)	—%	$(2)
Baker Tilly Advisory Group, LP	One stop	SF +	4.75%	(g)	8.42%				06/2031	1,270	1,257	0.3	1,283
Baker Tilly Advisory Group, LP	One stop	SF +	4.50%	(g)	8.17%				06/2031	266	265	0.1	264
Baker Tilly Advisory Group, LP	One stop				N/A(6)				06/2031	—	—	—	—
Banker's Toolbox, Inc.	One stop	SF +	4.50%	(h)	8.20%				07/2029	283	282	0.1	280
Banker's Toolbox, Inc.(5)	One stop				N/A(6)				07/2029	—	—	—	(1)
Deerfield Dakota Holding, LLC	One stop	SF +	5.25%	(g)	8.93%				09/2032	35	33	—	33
Deerfield Dakota Holding, LLC(19)	One stop	SF +	5.75%	(h)	6.70%	cash/	2.75%	PIK	09/2032	1,886	1,869	0.5	1,866
Equity Methods, LLC	One stop	SF +	4.50%	(h)	8.20%				04/2032	907	903	0.2	894
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	(2)
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	(3)
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.50%	(g)	8.17%				06/2031	1,223	1,218	0.3	1,217
Higginbotham Insurance Agency, Inc.	One stop				N/A(6)				06/2031	—	—	—	—
Higginbotham Insurance Agency, Inc.(5)	Senior secured				N/A(6)				06/2031	—	—	—	(1)
Wealth Enhancement Group, LLC	One stop				N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(h)	7.91%				10/2028	158	158	—	157
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(h)	7.91%				10/2028	219	219	0.1	218
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(h)(i)	7.90%				10/2028	252	251	0.2	250
Wealth Enhancement Group, LLC(5)	One stop				N/A(6)				10/2028	—	—	—	(1)
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(h)	7.91%				10/2028	13	13	—	13
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(h)	7.91%				10/2028	57	57	—	57
										6,569	6,520	1.8	6,522
Electric Utilities
Smart Energy Systems, Inc.(19)	One stop	SF +	7.50%	(h)	7.41%	cash/	3.75%	PIK	01/2030	45	45	—	45
Smart Energy Systems, Inc.(19)	One stop	SF +	7.50%	(h)	7.41%	cash/	3.75%	PIK	01/2030	412	405	0.1	412
										457	450	0.1	457
Electrical Equipment
Wildcat TopCo, Inc.	One stop	SF +	4.50%	(h)	8.20%				11/2031	1,234	1,224	0.3	1,223
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	(2)
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	(2)
										1,234	1,221	0.3	1,219
Electronic Equipment, Instruments & Components
CST Holding Company	One stop	SF +	5.00%	(g)	8.77%				11/2028	1,542	1,503	0.4	1,520
CST Holding Company	One stop	SF +	5.00%	(h)	8.86%				11/2028	15	14	—	14
										1,557	1,517	0.4	1,534
Food & Staples Retailing
GMF Parent, Inc.	One stop	SF +	4.50%	(h)	8.19%				12/2032	1	1	—	1
GMF Parent, Inc.	One stop	SF +	4.50%	(h)	8.19%				12/2032	237	236	0.1	237
GMF Parent, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
GMF Parent, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
										238	237	0.1	238
Food Products
Blast Bidco Inc.	One stop	SF +	6.00%	(h)	9.70%				10/2030	3,832	3,795	1.0	3,832
Blast Bidco Inc.(5)	One stop				N/A(6)				10/2029	—	(4)	—	—
Eagle Family Foods Group, LLC	One stop	SF +	4.75%	(i)	8.54%				08/2030	744	738	0.2	744
Eagle Family Foods Group, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	—
Zullas, L.C.	One stop				N/A(6)				06/2031	—	—	—	—
Zullas, L.C.	One stop	SF +	4.75%	(h)	8.42%				06/2031	175	174	0.1	175
Zullas, L.C.	One stop	SF +	4.75%	(h)	8.42%				06/2031	29	28	—	29
										4,780	4,730	1.3	4,780
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(g)(h)	8.44%				09/2032	$41	$41	—%	$41
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(h)	8.45%				09/2032	671	668	0.2	665
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(g)(h)	8.44%				09/2032	101	100	—	100
Belmont Instrument, LLC	One stop	SF +	5.25%	(h)	8.95%				08/2028	1,263	1,244	0.3	1,257
Belmont Instrument, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Blades Buyer, Inc.	Senior secured				N/A(6)				03/2028	—	—	—	—
Blades Buyer, Inc.	Senior secured	SF +	4.75%	(g)	8.42%				03/2028	215	213	0.1	212
CCSL Holdings, LLC	One stop	SF +	5.75%	(g)	9.42%				12/2028	50	49	—	50
Centegix Intermediate II, LLC(19)	One stop	SF +	5.76%	(h)	6.28%	cash/	3.13%	PIK	08/2032	1,509	1,502	0.4	1,501
Centegix Intermediate II, LLC	One stop	SF +	5.25%	(h)	8.94%				08/2032	45	44	—	44
Centegix Intermediate II, LLC	One stop	SF +	2.63%	(h)	6.33%				08/2032	220	219	0.1	218
CMI Parent Inc.	One stop				N/A(6)				01/2033	—	—	—	—
CMI Parent Inc.	One stop	SF +	4.50%	(h)	8.20%				01/2033	699	698	0.2	696
CMI Parent Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(1)
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.17%				06/2031	2,650	2,631	0.7	2,638
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)				05/2030	—	(2)	—	(1)
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)(i)	9.20%				06/2031	580	573	0.1	577
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)(i)	9.18%				06/2031	54	53	—	53
Isto Group, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
Isto Group, Inc.	One stop	SF +	4.75%	(h)	8.45%				09/2032	235	234	0.1	234
Isto Group, Inc.(5)	One stop				N/A(6)				09/2032	—	(1)	—	(1)
RTI Surgical, Inc.(5)	One stop				N/A(6)				09/2032	—	(1)	—	(1)
RTI Surgical, Inc.	One stop	SF +	4.75%	(h)	8.42%				09/2032	1,194	1,189	0.3	1,189
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(g)	8.17%				12/2029	395	395	0.1	392
TIDI Legacy Products, Inc.(5)	One stop				N/A(6)				12/2029	—	—	—	(1)
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(g)	8.17%				12/2029	106	105	—	105
YI, LLC	One stop	SF +	5.75%	(g)	9.43%				12/2029	1,540	1,521	0.4	1,518
YI, LLC(5)	One stop				N/A(6)				12/2029	—	(4)	—	(4)
										11,568	11,469	3.0	11,481
Healthcare Providers & Services
Active Day, Inc.	One stop	SF +	5.00%	(g)	8.67%				05/2027	220	219	0.1	220
Active Day, Inc.	One stop				N/A(6)				05/2027	—	—	—	—
Active Day, Inc.	One stop	SF +	5.00%	(g)	8.67%				05/2027	75	75	—	75
Bamboo US Bidco LLC(9)	One stop	E +	5.00%	(c)	7.03%				09/2030	353	316	0.1	351
Bamboo US Bidco LLC	One stop	SF +	5.00%	(h)	8.67%				09/2030	85	84	—	84
Bamboo US Bidco LLC	One stop	SF +	5.00%	(g)(h)	8.67%				09/2030	85	85	—	85
Bamboo US Bidco LLC	One stop	SF +	5.00%	(h)	8.67%				09/2030	75	75	—	75
Bamboo US Bidco LLC(5)	One stop				N/A(6)				10/2029	—	(2)	—	(1)
Bamboo US Bidco LLC	One stop	SF +	5.00%	(h)	8.67%				09/2030	491	482	0.1	488
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	4.75%	(h)	8.42%				11/2030	229	228	0.1	228
Benefit Plan Administrators of Eau Claire, LLC	One stop				N/A(6)				11/2030	—	—	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop				N/A(6)				11/2030	—	(1)	—	(1)
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	4.75%	(h)	8.42%				11/2030	1,230	1,223	0.3	1,223
BHG Holdings, LLC	One stop	SF +	5.50%	(g)	9.17%				04/2032	1,906	1,892	0.5	1,891
BHG Holdings, LLC(5)	One stop				N/A(6)				04/2032	—	(2)	—	(2)
BHG Holdings, LLC(5)	One stop				N/A(6)				04/2032	—	(4)	—	(4)
Community Care Partners, LLC	One stop	SF +	6.00%	(g)	9.78%				06/2026	140	140	—	140
HP TLE Buyer, Inc.	One stop	SF +	4.75%	(h)	8.45%				07/2032	1,864	1,855	0.5	1,864
HP TLE Buyer, Inc.(5)	One stop				N/A(6)				07/2032	—	(2)	—	—
LOV Acquisition LLC	Senior secured	SF +	4.25%	(g)	7.92%				11/2031	1,406	1,400	0.3	1,392
LOV Acquisition LLC(5)	Senior secured				N/A(6)				11/2031	—	(1)	—	(2)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Premise Health Holding Corp.	One stop	SF +	4.75%	(h)	8.45%				11/2032	$4,919	$4,856	1.2%	$4,872
Premise Health Holding Corp.(5)	One stop				N/A(6)				11/2031	—	(7)	—	(6)
Premise Health Holding Corp.	One stop	SF +	4.75%	(h)	8.45%				11/2032	50	49	—	49
Premise Health Holding Corp.	One stop	SF +	4.75%	(h)	8.45%				11/2032	30	30	—	29
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	9.42%				08/2029	3,696	3,664	0.9	3,622
PPV Intermediate Holdings, LLC(19)	One stop	N/A			14.75%	PIK			08/2030	2,004	1,978	0.5	1,989
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.75%	PIK			08/2030	589	584	0.1	566
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.75%	PIK			08/2030	136	135	—	131
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.75%	PIK			08/2030	25	25	—	24
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.75%	PIK			08/2030	25	24	—	24
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	9.41%				08/2029	89	87	—	85
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(h)	8.92%				08/2029	156	154	—	151
Signature MD, Inc.	One stop				N/A(6)				02/2032	—	—	—	—
Signature MD, Inc.(5)	One stop				N/A(6)				02/2032	—	(1)	—	(1)
Signature MD, Inc.	One stop	SF +	4.50%	(g)	8.17%				02/2032	242	241	0.1	241
										20,120	19,881	4.8	19,882
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.50%	(h)	9.20%				05/2030	68	68	—	68
Amberfield Acquisition Co.	One stop	SF +	5.50%	(h)	9.20%				05/2030	2,030	2,016	0.5	2,023
Amberfield Acquisition Co.	One stop	SF +	5.50%	(h)	9.20%				05/2030	50	48	—	49
Color Intermediate, LLC	Senior secured	SF +	4.75%	(h)	8.55%				10/2029	713	706	0.2	702
Crow River Buyer, Inc.	One stop	SF +	5.00%	(h)	8.67%				01/2029	258	256	0.1	252
Crow River Buyer, Inc.(5)	One stop				N/A(6)				01/2029	—	—	—	(1)
Crow River Buyer, Inc.	One stop	SF +	5.00%	(g)	8.67%				01/2029	547	544	0.1	534
GHX Ultimate Parent Corporation(19)	One stop	SF +	5.00%	(h)	6.20%	cash/	2.50%	PIK	02/2033	3,105	3,072	0.8	3,074
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				02/2033	—	(4)	—	(6)
GHX Ultimate Parent Corporation(19)	One stop	SF +	5.00%	(h)	6.20%	cash/	2.50%	PIK	02/2033	678	677	0.2	672
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
Healthmark Holdings, L.P.	One stop	SF +	4.50%	(h)	8.17%				07/2032	561	558	0.1	556
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	—	—	(1)
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.17%				07/2031	231	230	0.1	228
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.17%				07/2031	14	14	—	13
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.17%				07/2031	4	4	—	4
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	(1)	—	(3)
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.16%				07/2031	148	147	—	145
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.16%				07/2031	50	50	—	50
Modernizing Medicine, Inc.(19)	One stop	SF +	4.75%	(h)	6.20%	cash/	2.25%	PIK	04/2032	3,509	3,479	0.9	3,474
Modernizing Medicine, Inc.(5)	One stop				N/A(6)				04/2032	—	(3)	—	(3)
Neptune Holdings, Inc.	One stop	SF +	4.50%	(h)	8.20%				09/2030	1,416	1,396	0.3	1,394
Neptune Holdings, Inc.(5)	One stop				N/A(6)				08/2029	—	—	—	(1)
Netsmart Technologies, Inc.(19)	One stop	SF +	5.20%	(g)	6.17%	cash/	2.70%	PIK	08/2031	3,417	3,393	0.8	3,332
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	(10)
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(2)	—	(11)
Netsmart Technologies, Inc.(19)	One stop	SF +	5.20%	(g)	6.17%	cash/	2.70%	PIK	08/2031	159	159	—	155
Plasma Buyer LLC(7)(19)	One stop	SF +	5.75%	(h)	9.45%	PIK			05/2029	277	255	—	166
Plasma Buyer LLC(7)(19)	One stop	SF +	6.25%	(h)	9.45%	cash/	0.50%	PIK	05/2028	32	29	—	19
Plasma Buyer LLC(7)(19)	One stop	SF +	6.25%	(h)	9.45%	cash/	0.50%	PIK	05/2029	10	10	—	6
Plasma Buyer LLC(19)	One stop	SF +	6.25%	(h)	9.46%	cash/	0.50%	PIK	03/2027	6	6	—	6
QF Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(2)
QF Holdings, Inc.	One stop	SF +	4.50%	(h)	8.20%				12/2032	743	742	0.2	728
QF Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(3)
										18,026	17,846	4.3	17,607
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)(i)	9.85%				08/2028	$554	$552	0.1%	$554
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	9.95%				08/2028	28	28	—	28
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)(i)	9.87%				08/2028	63	63	—	63
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	9.85%				08/2028	101	96	—	101
CB Sports Holdings Bidco, LLC	One stop	SF +	4.50%	(h)	8.18%				12/2032	18	18	—	18
CB Sports Holdings Bidco, LLC	One stop	SF +	4.50%	(h)	8.19%				12/2032	148	147	—	148
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
CR Fitness Holdings, LLC	Senior secured	SF +	4.25%	(h)	7.95%				10/2031	34	33	—	32
CR Fitness Holdings, LLC	Senior secured	SF +	4.25%	(h)	7.95%				10/2032	3,033	3,025	0.8	3,018
CR Fitness Holdings, LLC(5)	Senior secured				N/A(6)				10/2032	—	(2)	—	(3)
Crumbl Enterprises, LLC	One stop	SF +	4.50%	(h)	8.20%				05/2032	2,132	2,123	0.5	2,122
Crumbl Enterprises, LLC(5)	One stop				N/A(6)				05/2032	—	(1)	—	(1)
ESN Venture Holdings, LLC(19)	One stop	SF +	6.26%	(h)	6.58%	cash/	3.38%	PIK	10/2029	1,419	1,404	0.4	1,412
ESN Venture Holdings, LLC(19)	One stop	SF +	6.26%	(h)	6.58%	cash/	3.38%	PIK	10/2029	48	48	—	48
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2029	—	(1)	—	(1)
ESN Venture Holdings, LLC(19)	One stop	SF +	6.26%	(h)	6.58%	cash/	3.38%	PIK	10/2029	214	212	0.1	213
ESN Venture Holdings, LLC(19)	One stop	SF +	6.26%	(h)	6.58%	cash/	3.38%	PIK	10/2029	98	97	—	98
ESN Venture Holdings, LLC(19)	One stop	SF +	6.26%	(h)	6.58%	cash/	3.38%	PIK	10/2029	31	30	—	30
ESN Venture Holdings, LLC(19)	One stop	SF +	6.26%	(h)	6.58%	cash/	3.38%	PIK	10/2029	243	241	0.1	241
ESN Venture Holdings, LLC(19)	One stop	SF +	6.26%	(h)	6.58%	cash/	3.38%	PIK	10/2029	116	115	—	115
ESN Venture Holdings, LLC(19)	One stop	SF +	6.26%	(h)	6.58%	cash/	3.38%	PIK	10/2029	61	61	—	61
ESN Venture Holdings, LLC(19)	One stop	SF +	6.26%	(h)	6.58%	cash/	3.38%	PIK	10/2029	154	153	—	153
Excel Fitness Consolidator, LLC	Senior secured	SF +	4.75%	(g)	8.42%				04/2030	14	13	—	14
Excel Fitness Consolidator, LLC(5)	Senior secured				N/A(6)				04/2030	—	(1)	—	(1)
Excel Fitness Consolidator, LLC	Senior secured	SF +	4.75%	(h)	8.45%				04/2030	248	246	0.1	247
Olo Parent, Inc.(5)	One stop				N/A(6)				09/2032	—	—	—	(4)
Olo Parent, Inc.	One stop	SF +	4.50%	(h)	8.17%				09/2032	1,934	1,929	0.5	1,886
Patriot Acquireco, LLC	One stop	SF +	4.50%	(h)	8.22%				09/2032	36	35	—	35
Patriot Acquireco, LLC	One stop	SF +	4.50%	(h)	8.22%				09/2032	1,791	1,783	0.4	1,782
PB Group Holdings, LLC(19)	One stop	SF +	5.50%	(g)	6.42%	cash/	2.75%	PIK	08/2030	2,362	2,354	0.6	2,351
PB Group Holdings, LLC	One stop	SF +	5.00%	(g)	8.67%				08/2030	178	177	—	177
QSR Acquisition Co.	One stop	SF +	4.25%	(g)	7.92%				06/2032	3,355	3,344	0.8	3,254
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(1)	—	(9)
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(3)	—	(22)
Saguaro Buyer, LLC	One stop	SF +	4.50%	(h)	8.20%				07/2032	159	158	—	159
Saguaro Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC	One stop	SF +	4.50%	(h)	8.20%				07/2032	87	87	—	87
Saguaro Buyer, LLC	One stop	SF +	4.50%	(h)	8.20%				07/2032	40	39	—	40
SDC Holdco, LLC	One stop	SF +	4.38%	(g)	8.05%				07/2032	1,216	1,211	0.3	1,210
SDC Holdco, LLC(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
SSRG Holdings, LLC(5)	One stop				N/A(6)				11/2029	—	(1)	—	—
SSRG Holdings, LLC	One stop	SF +	4.75%	(h)	8.45%				11/2029	270	268	0.1	270
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	8.45%				10/2027	1,599	1,592	0.4	1,591
YE Brands Holding, LLC	One stop				N/A(6)				10/2027	—	—	—	—
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	8.45%				10/2027	232	231	0.1	231
										22,016	21,902	5.3	21,747
Household Durables
TLB Holdings I, LLC	One stop	SF +	4.75%	(g)	8.42%				10/2031	4	4	—	4
TLB Holdings I, LLC	One stop	SF +	4.75%	(h)	8.42%				10/2031	246	245	0.1	246
TLB Holdings I, LLC	One stop				N/A(6)				10/2031	—	—	—	—
										250	249	0.1	250
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Products
WU Holdco, Inc.	One stop	SF +	4.75%	(h)	8.45%				04/2032	$421	$419	0.1%	$419
WU Holdco, Inc.	One stop	SF +	4.75%	(h)	8.45%				04/2032	7	7	—	7
WU Holdco, Inc.	One stop				N/A(6)				04/2032	—	—	—	—
										428	426	0.1	426
Industrial Conglomerates
Anova Buyer, Inc.	One stop	SF +	4.75%	(i)	8.49%				01/2033	234	233	0.1	233
Anova Buyer, Inc.	One stop	SF +	4.75%	(h)	8.45%				01/2033	2	2	—	2
Anova Buyer, Inc.	One stop				N/A(6)				01/2033	—	—	—	—
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.45%				07/2029	234	232	0.1	232
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.45%				07/2029	14	13	—	13
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.45%				07/2029	59	59	—	59
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.45%				07/2029	31	31	—	31
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.45%				07/2029	36	36	—	36
Essential Services Holdings Corporation(19)	One stop	SF +	5.50%	(h)	6.42%	cash/	2.75%	PIK	06/2031	2,500	2,481	0.6	2,480
Essential Services Holdings Corporation	One stop	SF +	5.00%	(a)(h)	8.66%				06/2030	123	120	—	120
Essential Services Holdings Corporation(5)	One stop				N/A(6)				06/2031	—	(2)	—	(4)
Excelitas Technologies Corp.	One stop	SF +	5.25%	(g)	8.92%				08/2029	643	636	0.2	635
Excelitas Technologies Corp.(9)	One stop	E +	5.25%	(b)	7.14%				08/2029	126	111	—	124
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2028	—	—	—	(1)
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2029	—	(21)	—	(54)
										4,002	3,931	1.0	3,906
Insurance
Bellwether Buyer, LLC	One stop	SF +	4.50%	(g)	8.18%				04/2032	13	12	—	12
Bellwether Buyer, LLC	One stop	SF +	4.50%	(g)	8.17%				04/2032	231	230	0.1	230
Bellwether Buyer, LLC(5)	One stop				N/A(6)				04/2032	—	—	—	(1)
Captive Resources Midco, LLC	One stop	SF +	4.50%	(g)	8.17%				07/2029	4,460	4,425	1.1	4,460
Captive Resources Midco, LLC(5)	One stop				N/A(6)				07/2028	—	(1)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(h)	8.20%				12/2030	2,548	2,518	0.6	2,530
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(h)	8.20%				12/2029	158	155	—	155
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(h)	8.20%				12/2030	2,424	2,407	0.6	2,406
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(h)	8.19%				12/2030	45	44	—	44
Huskies Parent, Inc.	One stop	SF +	6.00%	(g)	9.77%				11/2029	189	187	—	183
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(h)	8.67%				08/2028	2,726	2,711	0.7	2,723
Integrity Marketing Acquisition, LLC	One stop				N/A(6)				08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)				08/2028	—	—	—	(1)
Koala Investment Holdings, Inc.	One stop	SF +	4.25%	(h)	7.95%				08/2032	1,498	1,492	0.4	1,485
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(1)	—	(1)
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(1)	—	(3)
Oakbridge Insurance Agency LLC	One stop	SF +	4.75%	(g)	8.42%				11/2029	1,659	1,645	0.4	1,643
Oakbridge Insurance Agency LLC	One stop	SF +	4.75%	(g)	8.42%				11/2029	61	59	—	58
Oakbridge Insurance Agency LLC	One stop	SF +	4.75%	(g)	8.42%				11/2029	801	794	0.2	793
Oakbridge Insurance Agency LLC	One stop	SF +	5.00%	(g)	8.67%				11/2029	319	316	0.1	318
Oakbridge Insurance Agency LLC(5)	One stop				N/A(6)				11/2029	—	(1)	—	(3)
Majesco(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
Majesco	One stop	SF +	4.50%	(h)	8.20%				01/2033	923	921	0.2	910
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	5.00%	(h)(i)	8.61%				06/2030	4,980	4,934	1.2	4,930
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Wasabi Lower Holdco, LLC(5)	Senior secured				N/A(6)				06/2032	—	—	—	(1)
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(g)	8.17%				06/2032	120	119	—	117
World Insurance Associates, LLC	One stop	SF +	5.00%	(h)	8.70%				04/2030	213	213	0.1	212
World Insurance Associates, LLC	One stop				N/A(6)				04/2030	—	—	—	—
										23,368	23,177	5.7	23,198
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	$—	$(1)	—%	$(6)
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	—	—	(1)
Critical Start, Inc.(19)	One stop	SF +	6.82%	(h)	6.24%	cash/	4.25%	PIK	05/2028	227	226	0.1	220
Critical Start, Inc.(19)	One stop	SF +	6.75%	(h)	6.17%	cash/	4.25%	PIK	05/2028	124	123	—	120
Critical Start, Inc.	One stop	P +	5.25%	(a)(h)	11.47%				05/2028	18	18	—	16
Goldcup 31018 AB(8)(9)(12)(19)	One stop	E +	6.37%	(d)	8.50%	PIK			07/2029	983	866	0.2	936
Goldcup 31018 AB(8)(9)(12)(19)	One stop	E +	6.38%	(d)	8.51%	PIK			07/2029	92	83	—	87
Goldcup 31018 AB(5)(8)(9)(12)	One stop				N/A(6)				01/2029	—	(3)	—	(4)
Netwrix Corporation	One stop	SF +	4.50%	(h)	8.17%				06/2029	4,803	4,786	1.2	4,683
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	(3)
Netwrix Corporation	One stop	SF +	4.50%	(h)	8.17%				06/2029	16	15	—	12
Netwrix Corporation	One stop	SF +	4.50%	(h)	8.17%				06/2029	37	36	—	36
PDQ.com Corporation(5)	One stop				N/A(6)				10/2032	—	—	—	(1)
PDQ.com Corporation	One stop	SF +	4.50%	(h)	8.20%				10/2032	253	252	0.1	242
PDQ.com Corporation(5)	One stop				N/A(6)				10/2032	—	—	—	(6)
ReliaQuest Holdings, LLC(19)	One stop	SF +	6.00%	(h)	6.42%	cash/	3.25%	PIK	04/2031	6,047	6,014	1.5	5,987
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(1)	—	(3)
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(3)	—	(5)
ReliaQuest Holdings, LLC(19)	One stop	SF +	6.00%	(h)	6.42%	cash/	3.25%	PIK	04/2031	51	51	—	51
WPEngine, Inc.	One stop	SF +	5.75%	(h)	9.44%				08/2029	244	241	0.1	241
WPEngine, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.17%				07/2027	294	294	0.1	290
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.16%				07/2027	4	4	—	4
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.17%				07/2027	117	116	—	115
										13,310	13,116	3.3	13,011
Leisure Products
Crunch Holdings, LLC	One stop	SF +	4.50%	(g)	8.17%				09/2031	3,512	3,504	0.9	3,512
Crunch Holdings, LLC(5)	One stop				N/A(6)				09/2031	—	(1)	—	—
Movement Holdings, LLC(8)(10)	One stop	SF +	5.50%	(i)	9.24%				03/2030	1,775	1,764	0.4	1,775
Movement Holdings, LLC(5)(8)(10)	One stop				N/A(6)				03/2030	—	(2)	—	—
										5,287	5,265	1.3	5,287
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	8.67%				11/2029	4,186	4,121	1.0	4,182
Celerion Buyer, Inc.(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	8.67%				11/2029	714	709	0.3	713
Celerion Buyer, Inc.	One stop	SF +	5.00%	(h)	8.70%				11/2029	50	50	—	50
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(g)	8.17%				09/2032	719	717	0.2	697
Diamondback Acquisition, Inc.(5)	One stop				N/A(6)				09/2032	—	—	—	(4)
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(g)(h)	8.17%				09/2032	22	21	—	19
PAS Parent Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	—
PAS Parent Inc.	One stop	SF +	4.50%	(g)	8.17%				08/2032	124	123	—	124
PAS Parent Inc.(5)	One stop				N/A(6)				08/2032	—	(1)	—	1
										5,815	5,738	1.5	5,782
Machinery
AI Titan Parent, Inc.	One stop	SF +	4.50%	(g)	8.17%				08/2031	655	649	0.2	625
AI Titan Parent, Inc.	One stop	SF +	4.50%	(g)	8.17%				08/2031	29	29	—	24
AI Titan Parent, Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	(4)
Blackbird Purchaser, Inc.	One stop	SF +	5.75%	(h)	9.45%				12/2030	4,814	4,785	1.2	4,778
Blackbird Purchaser, Inc.(5)	One stop				N/A(6)				12/2030	—	(2)	—	(3)
Blackbird Purchaser, Inc.	One stop	SF +	5.75%	(g)(h)	9.44%				12/2029	349	345	0.1	345
										5,847	5,805	1.5	5,765
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Media
Lotus Topco, Inc.(5)	One stop				N/A(6)				06/2030	$—	$(2)	—%	$—
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	8.45%				06/2030	1,739	1,730	0.4	1,739
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	8.45%				06/2030	659	654	0.2	659
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	8.45%				06/2030	253	252	0.1	253
Shout! Factory, LLC	One stop	SF +	5.25%	(h)	8.95%				06/2031	569	566	0.1	562
Shout! Factory, LLC	One stop	SF +	5.25%	(h)	8.92%				06/2031	26	25	—	25
										3,246	3,225	0.8	3,238
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.	One stop	SF +	4.50%	(g)	8.17%				12/2032	292	291	0.1	289
Edition Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(1)
Edition Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(1)
										292	291	0.1	287
Pharmaceuticals
ACP Ulysses Buyer, Inc.	One stop	SF +	4.75%	(h)	8.45%				02/2030	111	107	—	110
Caerus Midco 3 S.A.R.L.(8)(15)	One stop	SF +	5.00%	(h)	8.70%				05/2029	769	761	0.2	753
Caerus Midco 3 S.A.R.L.(8)(15)	One stop	SF +	5.00%	(h)	8.70%				05/2029	118	116	—	115
Caerus Midco 3 S.A.R.L.(8)(15)	One stop	SF +	5.00%	(g)	8.67%				05/2029	67	66	—	65
Creek Parent, Inc.	One stop	SF +	5.00%	(g)	8.67%				12/2031	3,246	3,199	0.8	3,195
Creek Parent, Inc.(5)	One stop				N/A(6)				12/2031	—	(6)	—	(7)
										4,311	4,243	1.0	4,231
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(h)	9.95%				05/2029	289	287	0.1	285
ALKU Intermediate Holdings, LLC	One stop	SF +	5.50%	(h)	9.20%				05/2029	32	32	—	31
bswift, LLC	One stop	SF +	4.75%	(h)	8.42%				11/2028	321	316	0.1	313
bswift, LLC	One stop	SF +	4.75%	(h)	8.40%				11/2028	1,226	1,222	0.3	1,196
bswift, LLC	One stop	SF +	4.75%	(h)	8.42%				11/2028	182	181	—	177
Denali Intermediate Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(5)	—	(5)
Denali Intermediate Holdings, Inc.	One stop	SF +	5.50%	(g)	9.18%				08/2032	5,441	5,391	1.3	5,390
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.66%				09/2028	220	219	0.1	220
DISA Holdings Corp.(19)	Subordinated debt	SF +	8.50%	(h)	10.17%	cash/	2.00%	PIK	03/2029	53	52	—	53
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.66%				09/2028	25	25	—	25
DISA Holdings Corp.	One stop	SF +	5.00%	(h)	8.66%				09/2028	31	31	—	31
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.66%				09/2028	59	58	—	58
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.66%				09/2028	362	359	0.1	361
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.66%				09/2028	266	264	0.1	265
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(3)	—	(3)
Eclipse Buyer, Inc.	One stop	SF +	4.50%	(g)	8.18%				09/2031	890	883	0.2	867
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	(4)
Teaching Company, The	Senior secured	SF +	5.50%	(h)	9.14%				02/2031	126	124	—	124
Teaching Company, The	Senior secured				N/A(6)				02/2031	—	—	—	—
Varicent Intermediate Holdings Corporation(8)(11)(19)	One stop	SF +	6.00%	(h)	6.45%	cash/	3.25%	PIK	08/2031	3,055	3,023	0.7	2,902
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(4)	—	(20)
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(2)	—	(18)
Varicent Intermediate Holdings Corporation(8)(11)(19)	One stop	SF +	6.00%	(h)	6.45%	cash/	3.25%	PIK	08/2031	184	183	—	175
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	—	—	(3)
										12,762	12,635	3.0	12,420
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	One stop	SF +	4.50%	(h)	8.17%				06/2029	$9,241	$9,198	2.2%	$8,964
Anaplan, Inc.(5)	One stop				N/A(6)				06/2028	—	—	—	(6)
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(e)	8.98%				06/2029	676	616	0.3	663
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(e)	8.98%				06/2029	353	312	0.1	346
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	8.70%				07/2030	1,067	1,050	0.3	1,040
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	8.70%				07/2030	68	67	—	66
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	8.70%				07/2030	70	70	—	68
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.15%	(h)	7.85%				07/2031	331	328	0.1	329
Artifact Bidco, Inc.	One stop				N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(g)	9.67%				03/2031	625	619	0.2	613
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(g)	9.67%				03/2031	1,421	1,405	0.3	1,393
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(2)	—	(5)
Baxter Planning Systems, LLC(19)	One stop	SF +	6.26%	(h)	6.55%	cash/	3.38%	PIK	05/2031	949	944	0.2	926
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	(5)
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	(4)
BestPass, Inc.	One stop	SF +	5.00%	(g)	8.67%				08/2031	3,004	2,993	0.7	2,944
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	(6)
BestPass, Inc.	One stop	SF +	5.00%	(g)	8.67%				08/2031	399	397	0.1	391
Bloomerang, LLC(5)	One stop				N/A(6)				12/2029	—	(3)	—	(8)
Bloomerang, LLC(5)(19)	One stop				N/A(6)				12/2029	—	(3)	—	(7)
Bloomerang, LLC(19)	One stop	SF +	5.50%	(h)	6.20%	cash/	3.00%	PIK	12/2029	50	50	—	50
Bloomerang, LLC(19)	One stop	SF +	5.50%	(h)	6.20%	cash/	3.00%	PIK	12/2029	2,770	2,753	0.7	2,728
Burning Glass Intermediate Holdings Company, Inc.	One stop				N/A(6)				06/2028	—	—	—	—
Burning Glass Intermediate Holdings Company, Inc.	One stop	SF +	4.50%	(h)	8.35%				06/2028	241	240	0.1	241
Coupa Holdings, LLC	One stop	SF +	5.25%	(h)	8.92%				02/2030	2,129	2,095	0.5	2,108
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2030	—	(1)	—	(2)
Crewline Buyer, Inc.	One stop	SF +	6.75%	(h)	10.42%				11/2030	6,213	6,152	1.5	6,058
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(6)	—	(16)
Einstein Parent, Inc.	One stop	SF +	5.25%	(h)	8.92%				01/2031	2,738	2,694	0.7	2,683
Einstein Parent, Inc.(5)	One stop				N/A(6)				01/2031	—	(5)	—	(6)
Espresso Bidco, Inc.(19)	One stop	SF +	5.76%	(h)	6.33%	cash/	3.13%	PIK	03/2032	205	202	0.1	199
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(1)	—	(2)
Espresso Bidco, Inc.(19)	One stop	SF +	5.76%	(h)	6.33%	cash/	3.13%	PIK	03/2032	827	817	0.2	807
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	8.45%				09/2030	2,973	2,914	0.7	2,928
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(6)	—	(5)
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	8.45%				09/2030	275	273	0.1	271
Flexera Software, LLC(9)	One stop	E +	4.50%	(b)	6.45%				08/2032	244	247	0.1	239
Flexera Software, LLC	One stop	SF +	4.50%	(h)	8.15%				08/2032	700	700	0.2	686
Flexera Software, LLC(5)	One stop				N/A(6)				08/2032	—	—	—	(1)
Flexera Software, LLC	One stop	SF +	4.50%	(h)	8.15%				08/2032	187	186	—	183
GTY Technology Holdings, Inc.(19)	One stop	SF +	6.63%	(h)	6.20%	cash/	4.13%	PIK	07/2029	2,117	2,100	0.5	2,064
GTY Technology Holdings, Inc.(19)	One stop	SF +	6.63%	(h)	6.20%	cash/	4.13%	PIK	07/2029	1,384	1,371	0.3	1,349
GTY Technology Holdings, Inc.(19)	One stop	SF +	6.63%	(h)	6.20%	cash/	4.13%	PIK	07/2029	253	252	0.2	247
GTY Technology Holdings, Inc.	One stop	P +	5.00%	(a)	11.75%				07/2029	50	49	—	47
GTY Technology Holdings, Inc.(19)	One stop	SF +	6.63%	(h)	6.17%	cash/	4.13%	PIK	07/2029	630	621	0.2	615
GTY Technology Holdings, Inc.(19)	One stop	SF +	6.63%	(h)	6.16%	cash/	4.13%	PIK	07/2029	269	268	0.1	263
GTY Technology Holdings, Inc.(19)	One stop	SF +	6.63%	(h)	6.17%	cash/	4.13%	PIK	07/2029	52	52	—	51
GTIV, LLC	One stop	SF +	4.75%	(h)	8.42%				02/2031	865	863	0.2	848
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(2)	—	(1)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Gurobi Optimization, LLC	One stop	SF +	4.50%	(h)	8.20%				09/2031	$2,876	$2,853	0.7%	$2,862
Hyland Software, Inc.	One stop	SF +	5.00%	(h)	8.70%				09/2030	7,120	7,052	1.7	6,906
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	(3)
Icefall Parent, Inc.	One stop	SF +	4.50%	(h)	8.20%				01/2030	3,894	3,840	0.9	3,757
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(5)	—	(14)
ICIMS, Inc.	One stop	SF +	5.75%	(h)	9.42%				08/2028	3,316	3,295	0.8	3,084
ICIMS, Inc.	One stop	SF +	5.75%	(h)	9.42%				08/2028	14	13	—	7
IQN Holding Corp. (19)	One stop	SF +	5.76%	(h)	6.33%	cash/	3.13%	PIK	05/2029	807	803	0.2	786
IQN Holding Corp.	One stop	SF +	5.25%	(h)	8.95%				05/2028	35	35	—	34
IQN Holding Corp. (19)	One stop	SF +	5.76%	(h)	6.33%	cash/	3.13%	PIK	05/2029	191	189	—	186
Island Bidco AB(8)(12)(19)	One stop	SF +	7.00%	(i)	7.10%	cash/	3.50%	PIK	07/2028	809	805	0.2	785
Island Bidco AB(8)(9)(12)(19)	One stop	E +	7.25%	(d)	2.12%	cash/	7.25%	PIK	07/2028	505	458	0.1	492
Island Bidco AB(8)(12)(19)	One stop	SF +	7.00%	(i)	7.10%	cash/	3.50%	PIK	07/2028	206	205	0.1	200
Island Bidco AB(8)(12)	One stop	SF +	6.50%	(i)	10.18%				07/2028	29	29	—	28
Island Bidco AB(8)(9)(12)	One stop	E +	6.50%	(d)	8.83%				07/2028	15	15	—	14
Jawbreaker Parent, Inc.	One stop	SF +	4.75%	(h)	8.45%				01/2033	215	214	0.1	211
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(2)
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	(6)
LogicMonitor, Inc.	One stop	SF +	5.50%	(h)	9.17%				11/2031	3,383	3,366	0.8	3,333
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	—	—	(1)
MS Buyer, Inc.	One stop	SF +	5.25%	(h)	8.95%				07/2031	45	42	—	38
MS Buyer, Inc.	One stop	SF +	5.25%	(h)	8.95%				07/2031	3,053	3,031	0.8	2,992
MS Buyer, Inc.	One stop	SF +	5.25%	(h)	8.95%				07/2031	515	509	0.1	504
Navex Global Holdings Corporation	One stop	SF +	5.00%	(g)	8.68%				10/2032	5,801	5,708	1.4	5,656
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2031	—	(1)	—	(13)
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2032	—	—	—	(1)
Onit, Inc.	One stop	SF +	4.75%	(h)	8.42%				01/2032	252	250	0.1	244
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	—	—	(1)
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	—	—	(3)
Onit, Inc.	One stop	SF +	4.50%	(h)	8.17%				01/2032	67	67	—	65
Panzura, LLC(7)(19)	One stop	N/A			9.00%	cash/	8.00%	PIK	08/2027	69	64	—	57
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	8.92%				06/2029	2,618	2,606	0.6	2,539
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	8.92%				06/2029	2,258	2,248	0.5	2,191
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	8.92%				06/2029	77	76	—	74
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	8.92%				06/2029	62	61	—	60
Rainforest Bidco Limited(8)(9)(10)(19)	One stop	SN +	5.43%	(e)	7.23%	cash/	1.93%	PIK	07/2029	790	704	0.2	771
Rainforest Bidco Limited(8)(10)(19)	One stop	SF +	5.43%	(f)	7.13%	cash/	1.93%	PIK	07/2029	141	140	—	138
Rainforest Bidco Limited(8)(9)(10)(19)	One stop	SN +	5.43%	(e)	7.23%	cash/	1.93%	PIK	07/2029	58	52	—	57
Templafy APS and Templafy, LLC(8)(14)	One stop	SF +	6.00%	(h)	9.82%				07/2028	552	546	0.1	544
Templafy APS and Templafy, LLC(5)(8)(14)	One stop				N/A(6)				07/2028	—	—	—	(1)
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(g)	8.67%				05/2031	77	74	—	60
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(g)	8.67%				05/2031	5,809	5,771	1.4	5,664
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(g)	8.67%				05/2031	146	140	—	121
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(1)	—	(11)
Tricentis Operations Holdings, Inc.(19)	One stop	SF +	6.00%	(h)	6.39%	cash/	3.25%	PIK	02/2032	2,976	2,964	0.7	2,886
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(2)	—	(17)
Trintech, Inc.	One stop	SF +	4.75%	(g)	8.42%				01/2033	774	767	0.2	739
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(6)
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(4)
Vanco Payment Solutions, LLC(5)	One stop				N/A(6)				12/2031	—	—	—	(1)
Vanco Payment Solutions, LLC	One stop	SF +	4.75%	(h)	8.45%				12/2031	365	362	0.1	352
Viper Bidco, Inc.(9)	One stop	SN +	4.75%	(e)	8.48%				11/2031	281	266	0.1	275
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Viper Bidco, Inc.	One stop	SF +	4.75%	(h)	8.45%		11/2031	$621	$618	0.2%	$609
Viper Bidco, Inc.(5)	One stop				N/A(6)		11/2031	—	—	—	(1)
Viper Bidco, Inc.(5)	One stop				N/A(6)		11/2031	—	—	—	(1)
Viper Bidco, Inc.(5)	One stop				N/A(6)		11/2031	—	(1)	—	(12)
Zendesk, Inc.	One stop	SF +	5.00%	(h)	8.71%		11/2028	646	641	0.2	626
Zendesk, Inc.(5)	One stop				N/A(6)		11/2028	—	—	—	(2)
Zendesk, Inc.	One stop	SF +	5.00%	(h)	8.71%		11/2028	4,004	3,969	1.0	3,884
Zendesk, Inc.	One stop	SF +	5.00%	(h)	8.69%		11/2028	339	336	0.1	329
								99,187	98,033	24.3	96,392
Specialty Retail
Biscuit Parent, LLC	One stop	SF +	4.75%	(h)	8.45%		02/2031	3,419	3,401	0.9	3,419
Biscuit Parent, LLC(5)	One stop				N/A(6)		02/2031	—	(5)	—	—
Biscuit Parent, LLC	One stop				N/A(6)		02/2031	—	—	—	—
Cavender Stores L.P.	Senior secured	SF +	4.50%	(g)	8.17%		10/2029	6,063	6,028	1.5	6,063
CVP Holdco, Inc.(5)	One stop				N/A(6)		06/2030	—	(2)	—	(2)
CVP Holdco, Inc.	One stop	SF +	4.75%	(g)	8.42%		06/2031	2,734	2,713	0.7	2,708
CVP Holdco, Inc.	One stop	SF +	4.75%	(g)	8.42%		06/2031	241	238	0.1	234
PetVet Care Centers LLC	One stop	SF +	6.00%	(g)	9.67%		11/2030	2,332	2,301	0.5	2,099
PetVet Care Centers LLC	One stop	SF +	6.00%	(g)	9.67%		11/2029	71	67	—	42
Radiance Borrower, LLC	One stop	SF +	5.25%	(g)	8.92%		06/2031	32	30	—	32
Radiance Borrower, LLC(19)	One stop	SF +	5.25%	(g)	8.92%		06/2031	3,449	3,431	0.9	3,449
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	2,478	2,464	0.6	2,478
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	167	166	—	167
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	162	161	—	162
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	128	127	—	128
Salon Lofts Group, LLC(19)	Second lien	SF +	9.00%	(h)	12.70%	PIK	09/2029	43	42	—	43
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	53	53	—	53
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	85	85	—	85
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	40	40	—	40
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	37	37	—	37
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	236	235	0.1	236
Salon Lofts Group, LLC(19)	Second lien	SF +	9.00%	(h)	12.70%	PIK	09/2029	163	162	—	163
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	297	295	0.1	297
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	73	73	—	73
Salon Lofts Group, LLC(19)	Second lien	SF +	9.00%	(h)	12.70%	PIK	09/2029	88	88	—	88
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	50	49	—	50
Salon Lofts Group, LLC(19)	Second lien	SF +	9.00%	(h)	12.70%	PIK	09/2029	8	8	—	8
Salon Lofts Group, LLC(5)	Second lien				N/A(6)		09/2029	—	(3)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	255	253	0.1	255
Salon Lofts Group, LLC(19)	Second lien	SF +	9.00%	(h)	12.70%	PIK	09/2029	32	32	—	32
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	80	80	—	80
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)		08/2028	—	(1)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.45%		08/2028	116	115	—	116
Salon Lofts Group, LLC(19)	Second lien	SF +	9.00%	(h)	12.70%	PIK	09/2029	366	363	0.1	366
Salon Lofts Group, LLC(19)	Second lien	SF +	9.00%	(h)	12.70%	PIK	09/2029	162	161	—	162
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(h)	8.95%		08/2028	102	102	—	102
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.00%	(h)	8.67%		10/2029	238	236	0.1	237
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.00%	(h)	8.67%		10/2029	13	13	—	13
VSG Acquisition Corp. and Sherrill, Inc.	One stop				N/A(6)		10/2029	—	—	—	—
								23,813	23,638	5.7	23,515
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)	02/2032	$—	$(2)	—%	$(4)
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	8.67%	02/2032	2,764	2,750	0.7	2,739
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	8.67%	02/2032	547	544	0.1	542
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)	02/2032	—	(1)	—	(2)
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	8.67%	02/2032	51	51	—	51
							3,362	3,342	0.8	3,326
Water Utilities
S.J. Electro Systems, LLC	One stop	SF +	4.75%	(h)	8.57%	06/2028	188	187	—	187
S.J. Electro Systems, LLC(5)	One stop				N/A(6)	06/2028	—	(1)	—	(1)
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(g)(i)	8.15%	07/2031	277	275	0.1	276
Vessco Midco Holdings, LLC	One stop				N/A(6)	07/2031	—	—	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(g)(i)	8.17%	07/2031	85	85	—	85
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(i)	8.23%	07/2031	203	202	0.1	202
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)	07/2031	—	—	—	(1)
							753	748	0.2	748

Total debt investments							396,532	392,576	97.4	390,005
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(16)(17)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP interest	N/A	N/A	02/2023	N/A	15	$145	—%	$138

Air Freight & Logistics
RJW Group Holdings, Inc.	LP interest	N/A	N/A	11/2024	N/A	275	169	0.1	232

Auto Components
Arnott, LLC	LP interest	N/A	N/A	12/2024	N/A	—	22	—	15

Automobiles
CAP-KSI Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	140	—	—	12
CAP-KSI Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	140	140	—	149
National Express Wash Parent Holdco, LLC	LP interest	N/A	N/A	07/2022	N/A	—	44	—	89
Quick Quack Car Wash Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	751	751	0.3	1,084
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	06/2024	N/A	149	149	0.1	215
Yorkshire Parent, Inc.	LP interest	N/A	N/A	12/2023	N/A	—	24	—	30
							1,108	0.4	1,579
Beverages
Spindrift Beverage Co. Inc.	LP interest	N/A	N/A	02/2025	N/A	—	482	0.1	571

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP interest	N/A	N/A	01/2024	N/A	—	20	—	23

Diversified Consumer Services
Action Termite Control, LLC	Preferred stock	N/A	N/A	12/2025	N/A	—	7	—	7
Action Termite Control, LLC	Common stock	N/A	N/A	12/2025	N/A	—	—	—	1
CHVAC Services Investment, LLC	LLC interest	N/A	N/A	05/2024	N/A	23	59	—	73
DP Flores Holdings, LLC	LLC interest	N/A	N/A	09/2022	N/A	50	40	—	85
HS Spa Holdings, Inc.	LP interest	N/A	N/A	05/2022	N/A	33	34	—	22
Kodiak Buyer, LLC	Common stock	N/A	N/A	08/2025	N/A	—	17	—	20
NSG Buyer, Inc.	LP interest	N/A	N/A	11/2022	N/A	—	397	0.3	601
SCP CDH Buyer, Inc.	Preferred stock	N/A	N/A	12/2025	N/A	—	14	—	14
SCP CDH Buyer, Inc.	Common stock	N/A	N/A	12/2025	N/A	—	1	—	1
Virginia Green Acquisition, LLC	LP interest	N/A	N/A	12/2023	N/A	18	18	—	24
							587	0.3	848
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A	01/2025	N/A	1	6	—	24

Electrical Equipment
Wildcat TopCo, Inc.(18)	LP interest	N/A	N/A	12/2024	N/A	32	26	—	33

Food & Staples Retailing
GMF Parent, Inc.	LP interest	N/A	N/A	12/2025	N/A	—	38	—	39

Food Products
Zullas, L.C.	Common stock	N/A	N/A	06/2025	N/A	—	68	—	71
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Centegix Intermediate II, LLC	LLC interest	N/A			N/A		08/2025	N/A	78	$78	0.1%	$82

Healthcare Providers & Services
HP TLE Buyer, Inc.	LP interest	N/A			N/A		07/2025	N/A	29	29	—	29
Signature MD, Inc.	Common stock	N/A			N/A		02/2026	N/A	—	13	—	13
										42	—	42
Healthcare Technology
Amberfield Acquisition Co.	LLC interest	N/A			N/A		05/2024	N/A	100	100	0.1	134
Modernizing Medicine, Inc.(18)	Preferred stock	N/A			13.00%	Non-Cash	04/2025	N/A	—	55	—	56
										155	0.1	190
Hotels, Restaurants & Leisure
Patriot Acquireco, LLC	Common stock	N/A			N/A		09/2025	N/A	77	78	—	74
PB Group Holdings, LLC	LP interest	N/A			N/A		08/2024	N/A	24	55	—	52
Saguaro Buyer, LLC	Common stock	N/A			N/A		07/2025	N/A	—	100	—	138
										233	—	264
Industrial Conglomerates
Anova Buyer, Inc.	Common stock	N/A			N/A		01/2026	N/A	—	37	—	37

Insurance
Oakbridge Insurance Agency LLC	LP interest	N/A			N/A		11/2023	N/A	1	18	—	22

IT Services
Critical Start, Inc.	Common stock	N/A			N/A		05/2022	N/A	17	17	—	3
Netwrix Corporation	LLC interest	N/A			N/A		06/2022	N/A	4	9	—	7
										26	—	10
Leisure Products
Movement Holdings, LLC(8)(10)	LLC interest	N/A			N/A		03/2024	N/A	—	107	—	51

Life Sciences Tools & Services
Celerion Buyer, Inc.(18)	Common stock	N/A			N/A		11/2022	N/A	186	—	0.1	422

Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	212	212	0.1	280

Professional Services
Eclipse Buyer, Inc.(18)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	60	—	59

Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	364	364	0.2	628
Cynet Security Ltd.(8)(13)	Preferred stock	N/A			N/A		08/2022	N/A	9	31	—	37
Energy Worldnet, LLC(18)	LLC interest	N/A			N/A		02/2025	N/A	50	51	—	57
GTY Technology Holdings, Inc.	LP interest	N/A			N/A		07/2022	N/A	28	25	—	56
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	44	—	42
Kaseya Inc.(18)	Preferred stock	SF +	10.75%	(h)	14.35%	Non-Cash	06/2022	N/A	—	304	0.1	303
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	20	20	—	18
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	0.1	280
Onit, Inc.	Common stock	N/A			N/A		09/2025	N/A	—	6	—	7
Menlo Ridgeview Co-Invest, LLC(8)	LLC interest	N/A			N/A		05/2025	N/A	43	45	—	47
MS Buyer, Inc.	LP interest	N/A			N/A		07/2024	N/A	56	56	—	43
Navex Global Holdings Corporation	LP interest	N/A			N/A		10/2025	N/A	—	75	—	64
Panzura, LLC	LLC interest	N/A			N/A		03/2025	N/A	1	4	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Templafy APS and Templafy, LLC(8)(14)	Warrant	N/A	N/A		07/2022	N/A	—	$8	—%	$5
Togetherwork Holdings, LLC	LP interest	N/A	N/A		07/2024	N/A	67	291	0.1	309
Tricentis Operations Holdings, Inc.	LP interest	N/A	N/A		02/2025	N/A	40	40	—	36
Zendesk, Inc.	Common stock	N/A	N/A		11/2022	N/A	9	91	—	78
								1,705	0.5	2,010
Specialty Retail
Salon Lofts Group, LLC	Common stock	N/A	N/A		08/2022	N/A	—	66	—	36

Total equity investments								5,410	1.8	7,078

Total investments								$397,986	99.2%	$397,083

Money market funds (included in cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			3.5%	(20)				$652	0.2%	$652
Total money market funds								652	0.2	652
Total investments and money market funds								$398,638	99.4%	$397,735
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Sterling Overnight Index Average (“SONIA” or “SN”), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2026. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2026, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2026, as the loan could have priced or repriced based on an index rate prior to March 31, 2026.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of March 31, 2026.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.89% as of March 31, 2026.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.08% as of March 31, 2026.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.48% as of March 31, 2026.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of March 31, 2026.
(f) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 3.68% as of March 31, 2026.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 3.66% as of March 31, 2026.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.68% as of March 31, 2026.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.70% as of March 31, 2026.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2026.
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
(6)The entire commitment was unfunded as of March 31, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of March 31, 2026, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, total non-qualifying assets at fair value represented 2.7% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(15)The headquarters of this portfolio company is located in Luxembourg.
(16)Equity investments are non-income producing securities, unless otherwise noted.
(17)Ownership of certain equity investments occurs through a holding company or partnership.
(18)The Company holds an equity investment that is income producing.
(19)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2026.
(20)The rate shown is the annualized seven-day yield as of March 31, 2026.

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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Salon Lofts Group, LLC	Preferred stock	N/A	N/A				—	$66	—%	$52

Total equity investments								5,465	1.8	7,095

Total investments								$385,232	97.1%	$390,128

Money market funds (included in cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			3.99%	(18)				$12,875	3.2%	$12,875
Total money market funds								12,875	3.2	12,875
Total investments and money market funds								$398,107	100.3%	$403,003
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

Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included within “Net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies” in the Consolidated Statements of Operations.

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

Derivative instruments:
The Company follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC Topic 815”), when accounting for derivative instruments.
Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the forward currency contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) from forward currency contracts is recorded in the Consolidated Statements of Financial Condition as a component of net unrealized appreciation from forward currency contracts or net unrealized depreciation from forward currency contracts by counterparty on a net basis across all derivative instruments, not taking into account collateral posted, which is recorded separately, if applicable.

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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and six months ended March 31, 2026, the Company received Loan Origination Fees that were capitalized of $53 and $239, respectively. For the three and six months ended March 31, 2025, the Company received Loan Origination Fees that were capitalized of $325 and $686, respectively. For the three and six months ended March 31, 2026, interest income included $242 and $615, respectively, of Discount Amortization. For the three and six months ended March 31, 2025, interest income included $360 and $568, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2026, investment income included $558 and $1,085, respectively, of PIK interest and the Company capitalized PIK interest of $554 and $1,080, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2025, investment income included $484 and $945, respectively, of PIK interest and the Company capitalized PIK interest of $473 and $934, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three months ended March 31, 2026, there was no fee income included of non-recurring prepayment premiums. For the six months ended March 31, 2026, fee income included $6 of non-recurring prepayment premiums. For both the three and six months ended March 31, 2025, fee income included $8 non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three and six months ended March 31, 2026, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $9,812 and $18,664, respectively. For the three and six months ended March 31, 2025, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $6,945 and $15,343, respectively.

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

For the three and six months ended March 31, 2026, the Company recognized PIK and non-cash dividend income of $15 and $29, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2025, the Company recognized PIK and non-cash dividend income of $35 and $57, respectively, which were capitalized into the cost basis of certain preferred equity investments. For both the three and six months ended March 31, 2026, the Company received no cash payments of accrued and capitalized preferred dividends. For both the three and six months ended March 31, 2025, the Company received $84 cash payments of accrued and capitalized preferred dividends.

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

For the three and six months ended March 31, 2026, the Company recorded dividend income received in cash of $1 and $60, respectively, and return of capital distributions received in cash of $3 and $10, respectively. For the three months ended March 31, 2025, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash. For the six months ended March 31, 2025, the Company recorded dividend income received in cash of $28 and return of capital distributions received in cash of $41.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in the Consolidated Statements of Operations.

Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans as of March 31, 2026 was $248. As of September 30, 2025, the Company had no portfolio company investments on non-accrual status.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of March 31, 2026 and September 30, 2025.
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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2026 and 2025, the Company did not record any U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2026. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and six months ended March 31, 2026, there was no amortization of deferred offering costs recognized in the Consolidated Statements of Operations. For the three and six months ended March 31, 2025 the Company amortized $28 and $58, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee, that as of March 31, 2026, includes the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “Total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.
Recent accounting updates: In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.

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

As of March 31, 2026 and September 30, 2025, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2026		As of September 30, 2025
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$401,191	$401,191	$401,191	$401,191

As of both March 31, 2026 and September 30, 2025, the ratio of total contributed capital to total capital subscriptions was 100.0% and the Company had no uncalled capital commitments.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLCU common stock issued for the six months ended March 31, 2025:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the six months ended March 31, 2025
Issuance of shares	11/05/2024	1,135,022.533	$15.00	$17,026
Issuance of shares	12/17/2024	1,135,022.533	15.00	17,025
Issuance of shares	02/14/2025	1,420,519.666	15.00	21,308
Shares issued for capital drawdowns		3,690,564.732		$55,359

There were no shares of GDLCU common stock issued for the six months ended March 31, 2026.

Note 4. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently re-approved the Investment Advisory Agreement in May 2026. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three and six months ended March 31, 2026, the base management fee incurred by the Company was $985 and $1,985, respectively. For the three and six months ended March 31, 2025, the base management fee incurred by the Company was $845 and $1,630, respectively, and the base management fee irrevocably waived by the Investment Adviser was $282 and $543, respectively.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2026, the Income Incentive Fee incurred was $775 and $1,627, respectively. For the three and six months ended March 31, 2025, the Income Incentive Fee incurred was $801 and $1,566, respectively.

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

For the three and six months ended March 31, 2026 and 2025, the Company did not accrue a Capital Gain Incentive Fee. As of both March 31, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to March 31, 2026.

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

For the three and six months ended March 31, 2026, the Company recorded a reversal of the capital gain incentive fee under GAAP of $408 and $442, respectively. For the three months ended March 31, 2025, the Company did not accrue a capital gain incentive fee under GAAP. For the six months ended March 31, 2025, the Company accrued a

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
capital gain incentive fee under GAAP of $66. Changes in the accrual for the capital gain incentive fee under GAAP are included in “Incentive fee” on the Consolidated Statements of Operations.

As of March 31, 2026 there was no cumulative accrual for capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $442 of cumulative accrual for capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition.

The third part of the Incentive Fee, the Subordinated Liquidation Incentive Fee, equals 10.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. For purposes of this calculation, (a) “liquidation” includes the sale of all or substantially all of the Company’s assets or the acquisition of all or substantially all of the shares of the Company’s common stock in a single or series of related transactions and (b) “adjusted capital” means the net asset value of the Company calculated immediately prior to liquidation in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in the liquidation.

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

As of March 31, 2026 and September 30, 2025, included in accounts payable and other liabilities is $133 and $120, respectively, for accrued allocated shared services under the Administration Agreement.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both March 31, 2026 and September 30, 2025, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2026 were $265 and $517, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2025 were $276 and $439, respectively. As of March 31, 2026 and September 30, 2025, there was $126 and $252, respectively, included in accounts payable and other liabilities for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP’s capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15,000 of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of March 31, 2026, GGP Class B-P, LLC has an aggregate commitment of $40,011. As of March 31, 2026, the Company has issued 2,667,366.664 shares of its common stock, including 550,000 shares of its common stock purchased from other stockholders, to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $40,011 and has also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of March 31, 2026, permits the Company to borrow a maximum of $75,000 and expires on March 26, 2028. Refer to Note 8 for discussion of the Adviser Revolver.

Note 5. Investments

Investments as of March 31, 2026 and September 30, 2025 consisted of the following:

	As of March 31, 2026			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$23,006	$22,855	$22,940	$16,637	$16,513	$16,647
One stop	372,611	368,816	366,150	366,227	361,982	365,087
Second lien	862	853	862	1,132	1,119	1,143
Subordinated debt	53	52	53	155	153	156
Equity	N/A	5,410	7,078	N/A	5,465	7,095
Total	$396,532	$397,986	$397,083	$384,151	$385,232	$390,128

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

	As of March 31, 2026		As of September 30, 2025
Amortized Cost:
United States
Southeast	$88,667	22.3%	$84,132	21.8%
Midwest	86,448	21.8	81,814	21.3
West	72,449	18.2	74,740	19.5
Mid-Atlantic	58,136	14.6	54,273	14.1
Southwest	46,670	11.7	46,747	12.1
Northeast	34,737	8.7	32,355	8.4
United Kingdom	3,693	1.0	5,170	1.3
Canada	3,200	0.8	2,964	0.8
Sweden	2,458	0.6	2,453	0.6
Luxembourg	943	0.2	—	—
Denmark	554	0.1	553	0.1
Israel	31	0.0 *	31	0.0 *
Total	$397,986	100.0%	$385,232	100.0%

Fair Value:
United States
Southeast	$88,370	22.3%	$85,114	21.8%
Midwest	86,806	21.8	83,086	21.2
West	72,081	18.2	75,648	19.4
Mid-Atlantic	58,174	14.6	54,951	14.1
Southwest	46,366	11.7	47,108	12.1
Northeast	34,393	8.7	32,640	8.4
United Kingdom	3,801	1.0	5,369	1.4
Canada	3,036	0.8	3,007	0.8
Sweden	2,538	0.6	2,603	0.7
Luxembourg	933	0.2	—	—
Denmark	548	0.1	554	0.1
Israel	37	0.0 *	48	0.0 *
Total	$397,083	100.0%	$390,128	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2026 and September 30, 2025 were as follows:

	As of March 31, 2026		As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$8,431	2.1%	$6,278	1.6%
Air Freight & Logistics	3,952	1.0	3,948	1.0
Auto Components	8,316	2.1	8,146	2.1
Automobiles	20,518	5.2	19,664	5.1
Banks	2,049	0.5	1,692	0.4
Beverages	4,830	1.2	4,804	1.2
Building Products	123	0.0 *	83	0.0 *
Capital Markets	5,048	1.3	4,865	1.3
Chemicals	919	0.2	919	0.3
Commercial Services & Supplies	12,021	3.0	15,946	4.2
Construction & Engineering	4,035	1.0	3,873	1.0
Diversified Consumer Services	35,232	8.9	32,658	8.5
Diversified Financial Services	6,520	1.6	5,818	1.5
Electric Utilities	456	0.1	446	0.1
Electrical Equipment	1,247	0.3	1,609	0.4
Electronic Equipment, Instruments & Components	1,517	0.4	1,503	0.4
Food & Staples Retailing	275	0.1	—	—
Food Products	4,798	1.2	4,851	1.3
Healthcare Equipment & Supplies	11,547	2.9	9,129	2.4
Healthcare Providers & Services	19,923	5.0	19,824	5.2
Healthcare Technology	18,001	4.5	15,777	4.1
Hotels, Restaurants & Leisure	22,135	5.6	19,610	5.1
Household Durables	249	0.1	—	—
Household Products	426	0.1	421	0.1
Industrial Conglomerates	3,968	1.0	3,622	0.9
Insurance	23,195	5.8	21,268	5.5
IT Services	13,142	3.3	12,891	3.4
Leisure Products	5,372	1.3	5,388	1.4
Life Sciences Tools & Services	5,738	1.4	5,845	1.5
Machinery	5,805	1.5	5,850	1.5
Media	3,225	0.8	2,786	0.7
Oil, Gas & Consumable Fuels	291	0.1	4,633	1.2
Pharmaceuticals	4,455	1.1	4,336	1.1
Professional Services	12,695	3.2	12,134	3.1
Road & Rail	—	—	1,663	0.4
Software	99,738	25.1	95,852	24.9
Specialty Retail	23,704	6.0	23,446	6.1
Transportation Infrastructure	3,342	0.8	3,329	0.9
Water Utilities	748	0.2	325	0.1
Total	$397,986	100.0%	$385,232	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2026		As of September 30, 2025
Fair Value:
Aerospace & Defense	$8,464	2.1%	$6,302	1.6%
Air Freight & Logistics	4,039	1.0	4,022	1.0
Auto Components	8,395	2.1	8,245	2.1
Automobiles	21,112	5.3	20,191	5.2
Banks	2,001	0.5	1,709	0.4
Beverages	4,924	1.2	4,960	1.3
Building Products	123	0.0 *	84	0.0 *
Capital Markets	4,931	1.3	4,911	1.3
Chemicals	914	0.2	922	0.3
Commercial Services & Supplies	12,062	3.0	16,097	4.1
Construction & Engineering	4,012	1.0	3,899	1.0
Diversified Consumer Services	35,185	8.9	33,114	8.5
Diversified Financial Services	6,522	1.6	5,854	1.5
Electric Utilities	481	0.1	469	0.1
Electrical Equipment	1,252	0.3	1,638	0.4
Electronic Equipment, Instruments & Components	1,534	0.4	1,550	0.4
Food & Staples Retailing	277	0.1	—	—
Food Products	4,851	1.2	4,908	1.3
Healthcare Equipment & Supplies	11,563	2.9	9,185	2.4
Healthcare Providers & Services	19,924	5.0	20,087	5.2
Healthcare Technology	17,797	4.5	15,906	4.1
Hotels, Restaurants & Leisure	22,011	5.6	19,728	5.1
Household Durables	250	0.1	—	—
Household Products	426	0.1	423	0.1
Industrial Conglomerates	3,943	1.0	3,665	0.9
Insurance	23,220	5.8	21,446	5.5
IT Services	13,021	3.3	13,042	3.4
Leisure Products	5,338	1.3	5,376	1.4
Life Sciences Tools & Services	6,204	1.6	6,425	1.6
Machinery	5,765	1.5	5,901	1.5
Media	3,238	0.8	2,786	0.7
Oil, Gas & Consumable Fuels	287	0.1	4,666	1.2
Pharmaceuticals	4,511	1.1	4,419	1.1
Professional Services	12,479	3.1	12,211	3.1
Road & Rail	—	—	1,674	0.4
Software	98,402	24.9	97,231	24.9
Specialty Retail	23,551	6.0	23,445	6.0
Transportation Infrastructure	3,326	0.8	3,310	0.8
Water Utilities	748	0.2	327	0.1
Total	$397,083	100.0%	$390,128	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of March 31, 2026 and September 30, 2025 were as follows:

As of March 31, 2026
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,500	GBP	$1,985	USD	10/15/2026	$4	$—
Macquarie Bank Limited	€2,000	EUR	$2,351	USD	10/15/2026	21	—
						$25	$—

As of September 30, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(158)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	—	(127)
						$—	$(285)

The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and six months ended March 31, 2026 and 2025 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Foreign exchange	$—	$—	$(232)	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Foreign exchange	$84	$(122)	$310	$107

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2026 and 2025:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Forward currency contracts	$4,336	$3,450	$4,387	$3,450
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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from Macquarie, if any, is included in the Consolidated Statements of Financial Condition as

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
“Other assets” or “Accounts payable and other liabilities”. As of March 31, 2026, there was no collateral pledged for derivatives. As of September 30, 2025, there was $350 of collateral pledged for derivatives which is included in “Other assets” on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2026 and September 30, 2025.

As of March 31, 2026
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Unrealized appreciation on forward currency contracts	$25	$—	$25	$—	$25

As of September 30, 2025
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Unrealized depreciation on forward currency contracts	$—	$(285)	$(285)	$285	$—

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2026 and 2025. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment prepared by the professionals of the Valuation Designee responsible for the valuation function, based on the fair value methodology in accordance with ASC Topic 820 described below (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de-minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. The valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of the Company’s debt and equity investments without readily available market quotations (subject to a de minimis threshold) was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of March 31, 2026 and September 30, 2025 were valued using Level 3 inputs. As of March 31, 2026 and September 30, 2025, all money market funds included in cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of March 31, 2026 and September 30, 2025:

As of March 31, 2026	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$390,005	$390,005
Equity investments(1)	—	—	7,078	7,078
Money market funds(1)(2)	652	—	—	652
Forward currency contracts	—	25	—	25
Total assets, at fair value:	$652	$25	$397,083	$397,760

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$383,033	$383,033
Equity investments(1)	—	—	7,095	7,095
Money market funds(1)(2)	12,875	—	—	12,875
Total assets, at fair value:	$12,875	$—	$390,128	$403,003
Liabilities, at fair value:
Forward currency contracts	$—	$(285)	$—	$(285)
Total liabilities, at fair value:	$—	$(285)	$—	$(285)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in “Cash equivalents” on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2026 reported within the “Net change in unrealized appreciation (depreciation) on investment transactions” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2026 was $(5,410) and $(5,542), respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2025 reported within the “Net change in unrealized appreciation (depreciation) on investment transactions” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2025 was $689 and $1,265, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2026 and 2025:

	For the six months ended March 31, 2026
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$383,033	$7,095	$390,128
Net change in unrealized appreciation (depreciation) on investments	(5,760)	38	(5,722)
Net translation of investments in foreign currencies	(77)	—	(77)
Realized gain (loss) on translation of investments in foreign currencies	7	—	7
Fundings of (proceeds from) revolving loans, net	1,395	—	1,395
Fundings of investments	26,574	524	27,098
PIK interest and non-cash dividends	1,080	29	1,109
Proceeds from principal payments and sales of portfolio investments	(16,862)	(608)	(17,470)
Accretion of discounts and amortization of premiums	615	—	615
Fair value, end of period	$390,005	$7,078	$397,083

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2026	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$22,940	Yield analysis	Market interest rate	7.8% - 9.3% (8.1%)
		Market comparable companies	EBITDA multiples	5.0x - 20.5x (10.4x)
One stop loans(2)(3)	$360,922	Yield analysis	Market interest rate	3.5% - 20.5% (8.9%)
		Market comparable companies	EBITDA multiples	7.3x - 29.5x (14.9x)
			Revenue multiples	1.5x - 14.5x (8.3x)
	5,228	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans	$915	Yield analysis	Market interest rate	12.8% - 13.0% (13.0%)
		Market comparable companies	EBITDA multiples	9.5x - 11.0x (10.9x)
Equity(4)	$7,078	Market comparable companies	EBITDA multiples	7.3x - 26.0x (15.4x)
			Revenue multiples	1.5x - 14.5x (10.9x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$410 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $309,239 and $51,683 of one stop loans using EBITDA and revenue multiples, respectively.
(4)The Company valued $5,905 and $1,173 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
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

Note 8. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2026 and September 30, 2025, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2026 and September 30, 2025, the Company was permitted to borrow up to $75,000 in U.S. dollars and certain agreed upon foreign currencies with a maturity date of March 26, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2026 was 3.5%. For both the three and six months ended March 31, 2026 the Company had borrowings of $1,700, made repayments of $1,700 and incurred $2 of interest expense on the Adviser Revolver. For both the three and six months ended March 31, 2025, the Company had borrowings of $35, made repayments of $35 and incurred an amount less than $1 of interest expense on the Adviser Revolver. As of March 31, 2026 and September 30, 2025, the Company did not have any outstanding borrowings under the Adviser Revolver.

Note 9. Commitments and Contingencies

Commitments: As of March 31, 2026, the Company had outstanding commitments to fund investments totaling $58,002, including $29,650 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $63,849, including $29,792 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of March 31, 2026 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2026	2025
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.40)	(0.66)
Net investment income	0.56	0.63
Net realized gain (loss) on investment transactions	(0.01)	(0.00) ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.20)	0.03
Net asset value at end of period	$14.95	$15.00
Total return based on net asset value per share(4)	2.34%	4.40%
Number of common shares outstanding	26,772,467.472	24,103,543.606

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2026	2025
Ratio of net investment income to average net assets*	7.55%	8.42%
Ratio of total expenses to average net assets*(5)	1.63%	1.85%
Ratio of management fee waiver to average net assets*	—%	(0.33)%
Ratio of incentive fees to average net assets(5)	0.30%	0.49%
Ratio of net expenses to average net assets*(5)	1.63%	1.52%
Ratio of total expenses (without incentive fees) to average net assets*(5)	1.33%	1.36%
Total return based on average net asset value(6)	2.34%	4.40%
Total return based on average net asset value - annualized*(6)	4.69%	8.82%
Net assets at end of period	$400,280	$361,553
Average debt outstanding	$108	$—
Average debt outstanding per share	$0.00 ^	$—
Portfolio Turnover*	8.83%	9.12%
Asset coverage ratio(7)	200.00%	N/A
Asset coverage ratio per unit(8)	$2,000	N/A
Average market value per unit(9):
Adviser Revolver	N/A	N/A

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
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of March 31, 2025.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of March 31, 2025.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2026 and 2025:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Earnings available to stockholders	$2,007	$7,217	$9,367	$14,694
Basic and diluted weighted average shares outstanding	26,772,467	23,409,067	26,772,467	22,343,581
Basic and diluted earnings per share	$0.07	$0.31	$0.35	$0.66

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the six months ended March 31, 2026
08/01/2025	10/15/2025	12/17/2025	26,772,467.472	$0.0930		$2,489
11/14/2025	11/14/2025	01/21/2026	26,772,467.472	0.0932		2,497
11/14/2025	12/12/2025	02/18/2026	26,772,467.472	0.0887		2,374
11/14/2025	01/16/2026	03/18/2026	26,772,467.472	0.0915		2,450
02/02/2026	02/25/2026	05/20/2026	26,772,467.472	0.0323		864
02/02/2026	03/16/2026	05/20/2026	26,772,467.472	—	(1)	—
Total dividends declared for the six months ended March 31, 2026						$10,674

For the six months ended March 31, 2025
08/02/2024	10/15/2024	12/18/2024	20,412,978.874	$0.1073		$2,191
11/14/2024	11/15/2024	01/08/2025	21,548,001.407	0.1139		2,454
11/14/2024	12/13/2024	02/18/2025	21,548,001.407	0.1314		2,832
11/14/2024	01/17/2025	03/18/2025	22,683,023.940	0.1028		2,331
02/03/2025	02/26/2025	05/21/2025	24,103,543.606	0.1052		2,535
02/03/2025	03/17/2025	05/21/2025	24,103,543.606	0.0975		2,351
Total dividends declared for the six months ended March 31, 2025						$14,694

(1)On February 2, 2026, the Company’s board of directors declared a distribution in an amount (if positive) such that the Company’s net asset value as of March 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2026 through March 31, 2026 and the payment of this distribution is $15.00 per share. As the net asset value per share was $15.00 per share or lower, the distribution declared for the period was zero.

There were no distributions reinvested during the six months ended March 31, 2026 and 2025.

Note 13. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On February 2, 2026 and May 1, 2026, the Company’s board of directors declared distributions to holders of record of our common stock as set forth in the table below:

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

May 25, 2026	August 19, 2026
In an amount (if positive) such that the net asset value of the Company as of May 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2026 through May 31, 2026 and the payment of this distribution is $15.00 per share.

June 19, 2026	August 19, 2026
In an amount (if positive) such that the net asset value of the Company as of June 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2026 through June 30, 2026 and the payment of this distribution is $15.00 per share.

July 17, 2026	September 16, 2026
In an amount (if positive) such that the net asset value of the Company as of July 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2026 through July 31, 2026 and the payment of this distribution is $15.00 per share.

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

The use of “unlevered” in our name is intended to mean that we will be unlevered, except for borrowings on a short-term basis to fulfill working capital needs, and that we will not incur leverage to the same extent as is customary for other business development companies.

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

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2026. Under an administration agreement or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2026 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of March 31, 2026		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$22,940	5.8%	$16,647	4.3%
One stop	366,150	92.2	365,087	93.6
Second lien	862	0.2	1,143	0.3
Subordinated debt	53	0.0 *	156	0.0 *
Equity	7,078	1.8	7,095	1.8
Total	$397,083	100.0%	$390,128	100.0%
* Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2026 and September 30, 2025, one stop loans included $39.8 million and $39.9 million, respectively, of recurring revenue loans at fair value.

As of March 31, 2026 and September 30, 2025, we had debt and equity investments in 206 and 182 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Weighted average income yield*(1)	9.1%	9.6%	9.4%	10.5%
Weighted average investment income yield*(2)	9.4%	10.0%	9.7%	10.9%
Weighted average income yield of total investments*(3)	9.0%	9.4%	9.2%	10.4%
Weighted average investment income yield of total investments*(4)	9.2%	9.8%	9.5%	10.8%
Total return based on average net asset value(5)	0.5%	1.8%	2.3%	4.4%
Annualized total return based on average net asset value*(5)	2.0%	7.3%	4.7%	8.8%
Net investment income - return on equity*(6)	7.5%	7.6%	7.6%	8.4%

* Annualized
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
(6) Net investment income - return on equity is calculated as (a) net investment income after excise tax, if any, divided by (b) the daily average of total net assets.
As of March 31, 2026, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 8.5% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the six months ended March 31, 2026 and 2025, GDLCU earned a fiscal year-to-date IRR of 4.8% and 9.1%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in the Consolidated Statements of Operations.

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

Recent Developments

On February 2, 2026 and May 1, 2026, our board of directors declared distributions to holders of record of our common stock as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 17, 2026	June 17, 2026
In an amount (if positive) such that our net asset value as of April 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2026 through April 30, 2026 and the payment of this distribution is $15.00 per share.

May 25, 2026	August 19, 2026
In an amount (if positive) such that our net asset value as of May 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2026 through May 31, 2026 and the payment of this distribution is $15.00 per share.

June 19, 2026	August 19, 2026
In an amount (if positive) such that our net asset value as of June 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2026 through June 30, 2026 and the payment of this distribution is $15.00 per share.

July 17, 2026	September 16, 2026
In an amount (if positive) such that our net asset value as of July 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2026 through July 31, 2026 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	2026 vs. 2025
	(In thousands)
Interest income	$8,261	$8,844	$(583)	$17,105	$15,736	$1,369
Payment-in-kind interest income	558	527	31	1,085	945	140
Discount amortization	242	373	(131)	615	568	47
Non-cash dividend income	15	14	1	29	57	(28)
Dividend income	1	59	(58)	60	28	32
Fee income	13	27	(14)	40	53	(13)
Total investment income	9,090	9,844	(754)	18,934	17,387	1,547
Net expenses	1,708	2,140	(432)	3,848	3,356	492
Net investment income	7,382	7,704	(322)	15,086	14,031	1,055
Net realized gain (loss) on investment transactions	1	(228)	229	(227)	(5)	(222)
Net change in unrealized appreciation (depreciation) on investment transactions	(5,376)	(116)	(5,260)	(5,492)	668	(6,160)
Net increase (decrease) in net assets resulting from operations	$2,007	$7,360	$(5,353)	$9,367	$14,694	$(5,327)
Average earning debt investments, at fair value	$391,961	$388,940	$3,021	$390,508	$318,674	$71,834
Average earning preferred equity investments, at fair value	$418	$406	$12	$412	$538	$(126)

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

Investment Income

Investment income decreased from the three months ended December 31, 2025 to the three months ended March 31, 2026 by $0.8 million, primarily due to (i) a decrease in interest income as a result of the delayed impact of interest rate reductions in December 2025 and (ii) decreased discount amortization and prepayment fee income driven by decreased loan repayments that was partially offset by an increase in interest income due to an increase in the average earning debt investments balance of $3.0 million.

Investment income increased from the six months ended March 31, 2025 to the six months ended March 31, 2026 by $1.5 million, primarily due to an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $71.8 million that was partially offset by the impact of declining interest base and spread rates.

The annualized income yield by debt security type for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025 are as follows:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Senior secured	8.8%	9.2%	9.0%	9.9%
One stop	9.1%	9.5%	9.3%	10.3%
Second lien	13.4%	13.2%	13.2%	14.0%
Subordinated debt	12.4%	17.0%	15.1%	14.1%

Income yields on senior secured and one stop loans decreased for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025, primarily due to the delayed impact of interest base rate reductions in December 2025. Income yields on senior secured and one stop loans decreased for the six months ended March 31, 2026 as compared to the six months ended March 31, 2025, primarily due to declining interest base rates and, to a lesser extent, spread compression on new and amended debt investments. Our loan portfolio is partially insulated from a drop in floating interest rates as 99.1% of our loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2026 and September 30, 2025, the weighted average base rate floor of our loans was 0.78% and 0.81%, respectively.

As of March 31, 2026, we have second lien investments in one portfolio company and subordinated debt investments in one portfolio company as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment, and the impact of prepayment fees.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025 are as follows:

	Three months ended		Variances	Six months ended			Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025		2026 vs. 2025
	(In thousands)
Interest expense	$2	$—	$2	$2	$0	*	$2
Base management fee, net of waiver	985	1,000	(15)	1,985	1,087		898
Income incentive fee	775	852	(77)	1,627	1,566		61
Capital gain incentive fee accrued (reversal) under GAAP	(408)	(34)	(374)	(442)	66		(508)
Administrative service fee	133	135	(2)	268	216		52
Professional fees	188	160	28	348	374		(26)
General and administrative expenses	33	27	6	60	47		13
Net expenses	$1,708	$2,140	$(432)	$3,848	$3,356		$492
Average debt outstanding	$218	$—	$218	$108	$—		$108
*Represents an amount less than $1.

Interest Expense

Interest expense increased for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025 and for the six months ended March 31, 2026 as compared to the six months ended March 31, 2025 due to short term borrowings on the Adviser Revolver to fulfill working capital needs during the three months ended March 31, 2026. For more information about our outstanding borrowings for the six months ended March 31, 2026 and 2025, including the terms thereof, see Note 8 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

Management Fees

The base management fee, net of waiver, was relatively flat for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025.

The base management fee, net of waiver, increased for the six months ended March 31, 2026 as compared to the six months ended March 31, 2025, primarily as a result of (i) an increase in average adjusted gross assets and (ii) certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares in our common stock where GC Advisors agreed to waive 33.3% of the base management fee for the six months ended March 31, 2025.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee decreased by $0.1 million from the three months ended December 31, 2025 and the three months ended March 31, 2026 primarily as a result of a decrease in Pre-Incentive Fee Net Investment Income. The Income Incentive Fee increased by $0.1 million from the six months ended March 31, 2025 to the six months ended March 31, 2026 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income driven by net funds growth. For each of the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee was equal to 10% of Pre-Incentive Fee Net Investment Income.

As of March 31, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of March 31, 2026, there was no capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $0.4 million of capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. For both the three and six months ended March 31, 2026, we recorded a reversal of the capital gain incentive fee under GAAP of $0.4 million. For the three months ended December 31, 2025, we recorded a reversal of the capital gain incentive fee under GAAP of less than $0.1 million. For the six months ended March 31, 2025, we recorded an accrual for less than $0.1 million for capital gain incentive fee under GAAP.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2026 and September 30, 2025, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses increased by less than $0.1 million from the three months ended December 31, 2025 to the three months ended March 31, 2026, primarily due to an increase in professional fees and general and administrative expenses that were partially offset by a modest decrease in administrative service fees.

In total, professional fees, the administrative service fee and general and administrative expenses increased by less than $0.1 million from the six months ended March 31, 2025 to the six months ended March 31, 2026 primarily due to an increase in administrative service fee and general and administrative expenses that were partially offset by a decrease in professional fees.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during both the three months ended March 31, 2026 and December 31, 2025 were $0.3 million. Total expenses reimbursed to the Administrator during the six months ended March 31, 2026 and 2025 were $0.5 million and $0.4 million, respectively.

As of March 31, 2026 and September 30, 2025, included in accounts payable and other liabilities were $0.1 million and $0.3 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	2026 vs. 2025
	(In thousands)
Net realized gain (loss) from forward currency contracts	$—	$(232)	$232	$(232)	$—	$(232)
Net realized gain (loss) from foreign currency transactions	1	4	(3)	5	(5)	10
Net realized gain (loss) on investment transactions	$1	$(228)	$229	$(227)	$(5)	$(222)
Unrealized appreciation from investments	$196	$806	$(610)	$334	$1,520	$(1,186)
Unrealized (depreciation) from investments	(5,573)	(1,151)	(4,422)	(6,056)	(859)	(5,197)
Unrealized appreciation (depreciation) from forward currency contracts	84	226	(142)	310	107	203
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(83)	3	(86)	(80)	(100)	20
Net change in unrealized appreciation (depreciation) on investment transactions	$(5,376)	$(116)	$(5,260)	$(5,492)	$668	$(6,160)
During the three months ended March 31, 2026, we had a net realized gain of less than $0.1 million, primarily due to realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended December 31, 2025, we had a net realized loss of $0.2 million, primarily due to realized losses recognized on the settlement of foreign currency contracts.

During the six months ended March 31, 2026, we had a net realized loss of $0.2 million primarily due to realized losses recognized on the settlement of foreign currency contracts that was partially offset by realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the six months ended March 31, 2025, we had a net realized loss of approximately $5,000, primarily due to realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended March 31, 2026, we had $0.2 million in unrealized appreciation on 44 portfolio company investments, which was offset by $5.6 million in unrealized depreciation on 186 portfolio company investments.

For the three months ended December 31, 2025, we had $0.8 million in unrealized appreciation on 60 portfolio company investments, which was offset by $1.2 million in unrealized depreciation on 162 portfolio company investments.

For the six months ended March 31, 2026, we had $0.3 million in unrealized appreciation on 41 portfolio company investments, which was offset by $6.1 million in unrealized depreciation on 189 portfolio company investments.

For the six months ended March 31, 2025, we had $1.5 million in unrealized appreciation on 79 portfolio company investments, which was offset by $0.9 million in unrealized depreciation on 93 portfolio company investments.

Unrealized appreciation for the three and six months ended March 31, 2026, the three months ended December 31, 2025 and the six months ended March 31, 2025 primarily resulted from fair valuing recent originations up to or near par and increases in fair values of certain portfolio company equity investments.

Unrealized depreciation for the three and six months ended March 31, 2026, primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories, as defined below under the “Portfolio Composition, Investment Activity and Yield” section and (2) isolated deterioration in the performance of (i) certain portfolio companies that were taken to or on non-accrual status and (ii) isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the three months ended December 31, 2025 primarily resulted from isolated deterioration in the performance of (i) debt investments in a portfolio company that were moved to non-accrual status and (ii) debt and equity investments in certain portfolio companies with pre-existing credit challenges. Unrealized depreciation for the six months ended March 31, 2025 primarily resulted from amortization of discounts during the quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources

For the six months ended March 31, 2026, we experienced a net decrease in cash, cash equivalents and foreign currencies of $11.2 million. During the period, cash provided by operating activities was $3.7 million, primarily as a result of fundings of portfolio investments of $27.1 million, partially offset by proceeds from principal payments and sales of portfolio investments of $17.5 million. During the same period, cash used in financing activities was $14.9 million, primarily as a result of distributions paid of $14.9 million.

For the six months ended March 31, 2025, we experienced a net increase in cash, cash equivalents and foreign currencies of $10.8 million. During the period, we used $29.3 million in operating activities, primarily as a result of fundings of portfolio investments of $57.7 million, partially offset by proceeds from principal payments and sales of portfolio investments of $14.7 million. During the same period, cash provided by financing activities was $40.1 million, primarily as a result of proceeds from the issuance of common stock of $55.4 million, offset by distributions paid of $15.2 million.

As of March 31, 2026 and September 30, 2025, we had cash and cash equivalents totaling $3.6 million and $14.9 million, respectively. In addition, we had foreign currencies of $0.2 million and $0.1 million as of March 31, 2026 and September 30, 2025, respectively. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of both March 31, 2026 and September 30, 2025, we had investor capital subscriptions totaling $401.2 million and no uncalled capital commitments.

Revolving Debt Facility

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors which, as of March 31, 2026, allowed us to borrow up to $75.0 million at any one time outstanding. As of March 31, 2026 and September 30, 2025, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of March 31, 2026, we did not have any outstanding borrowings.

As of March 31, 2026, we had outstanding commitments to fund investments totaling $58.0 million, including $29.7 million of unfunded commitments on revolvers. As of September 30, 2025, we had outstanding commitments to fund investments totaling $63.8 million, including $29.8 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2026 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of March 31, 2026. As of March 31, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of March 31, 2026 and September 30, 2025.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2026 and September 30, 2025, we had investments in 206 and 182 portfolio companies, respectively, with a total fair value of $397.1 million and $390.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended				Six months ended
	March 31, 2026		December 31, 2025		March 31, 2026		March 31, 2025
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$544	9.2%	$4,844	22.7%	$5,388	19.7%	$2,652	4.9%
One stop	5,345	89.9	16,392	76.7	21,737	79.6	49,933	92.4
Equity	56	0.9	134	0.6	190	0.7	1,450	2.7
Total new investment commitments	$5,945	100.0%	$21,370	100.0%	$27,315	100.0%	$54,035	100.0%

For the six months ended March 31, 2026, we had approximately $17.5 million in proceeds from principal payments and sales of portfolio investments.

For the six months ended March 31, 2025, we had approximately $14.7 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2026(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$23,006	$22,855	$22,940	$16,637	$16,513	$16,647
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	372,223	368,458	365,902	366,227	361,982	365,087
Non-accrual(3)	388	358	248	—	—	—
Second lien:
Performing	862	853	862	1,132	1,119	1,143
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	53	52	53	155	153	156
Non-accrual(3)	—	—	—	—	—	—
Equity:
Performing	N/A	5,410	7,078	N/A	5,465	7,095
Non-accrual(3)	—	—	—	—	—	—
Total	$396,532	$397,986	$397,083	$384,151	$385,232	$390,128

(1)As of March 31, 2026, $61.6 million and $60.8 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest. As of March 31, 2026, $0.4 million and $0.2 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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

As of March 31, 2026, we had loans in two portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value was 0.1%. As of September 30, 2025, we had no loans on non-accrual status.

As of March 31, 2026 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 98.4% and 99.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Weighted average rate of new investment fundings	8.4%	8.4%	8.4%	9.6%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.7%	4.6%	4.6%	5.3%
Weighted average fees of new investment fundings	0.5%	0.5%	0.5%	0.9%
Weighted average rate of sales and payoffs of portfolio investments(1)	9.3%	9.4%	9.4%	10.0%
(1)Excludes the disposition of non-accrual assets, if any.
As of March 31, 2026, 99.1% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 99.0% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of March 31, 2026 and September 30, 2025, the portfolio median(1) earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $92.5 million and $97.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)		Percentage of Total Investments
5	$11,896	3.0%	$28,481		7.3%
4	375,473	94.5	356,700		91.4
3	9,462	2.4	4,947		1.3
2	252	0.1	0	*	0.0 ^
1	—	—	—		—
Total	$397,083	100.0%	$390,128		100.0%
*Represents an amount less than $1.
^ Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2026 and September 30, 2025:

	Average Price[1]
Category	As of March 31, 2026	As of September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.6%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	91.1	94.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	64.0	—
Total	98.4%	99.7%

(1)Includes only debt investments held as of March 31, 2026 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2026 and December 31, 2025, the net change in unrealized depreciation on debt and equity investments for the three months ended March 31, 2026 and the primary drivers of reductions in average price of our debt investments by internal performance rating category as for March 31, 2026 as compared to December 31, 2025:

	Average Price[1]		Net Change in Unrealized Depreciation on Investments[2,3]
Category	March 31, 2026	December 31, 2025	$ Per Share	% to Total	Primary Driver
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.6%	99.8%	$(0.19)	96%	Spread widening
Internal Performance Rating 3 (Performing Below Expectations)	91.1	92.9	(0.01)	4%	Spread widening, credit challenges
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	64.0	82.0	(0.00)*	0%^	Pre-existing credit challenges
Total	98.4%	99.7%	$(0.20)	100%

Note: Percentages may not sum due to rounding.
*Represents an amount less than $0.01.
^ Represents an amount less than 1%.

(1)Includes only debt investments held as of March 31, 2026 and December 31, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.
(2)Net change in unrealized depreciation on investments reflects the net change in unrealized appreciation or depreciation on total debt and equity investments for the three months ended March 31, 2026 and excludes the change in unrealized appreciation or depreciation resulting from the translation of assets and liabilities in foreign currencies and forward currency contracts.

(3)Based on weighted average shares outstanding for the three months ended March 31, 2026.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us for $25.0 million. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15.0 million of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of March 31, 2026, we have issued 2,667,366.664 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $40.0 million and have also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.
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

Pursuant to Rule 2a-5 under the 1940 Act, our board of directors, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of our board of directors.

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

Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination. As part of the valuation process described below, the Valuation Designee discusses the valuation conclusions and determined the fair value of each portfolio investment in good faith.

For periods ending on or before December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided by a third-party pricing service or other quote: Our quarterly valuation process began with each portfolio company investment being initially valued by the investment professionals of the Valuation Designee responsible for the valuation function, with preliminary valuation conclusions documented and discussed with senior management. At least every other quarter, the valuation for each portfolio investment, subject to a de minimis threshold, was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de-minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm.

For periods beginning after December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided via a third-party pricing service or other quote, our Valuation Designee undertakes a multi-step valuation process each month.

This monthly valuation process begins with each portfolio investment being initially valued either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) independent valuation firms that have been engaged to support the valuation of portfolio investments. Preliminary valuation conclusions are then documented and discussed with senior management and, in the case of valuations prepared by independent valuation firms, the Valuation Designee. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) is either (i) performed by or (ii) reviewed by an independent valuation firm.

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2026 and 2025. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation in accordance with the multi-step valuation process described above in “— Fair Value Measurements”. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de-minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of March 31, 2026 and September 30, 2025 were valued using Level 3 inputs. As of March 31, 2026 and September 30, 2025, all money market funds included in cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as our best estimate of the fair value of such investment.

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

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Non-accrual Investments: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of March 31, 2026 there were two portfolio company investments on non-accrual status with a fair value of $0.2 million. As of September 30, 2025, there were no portfolio company investments on non-accrual status. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of March 31, 2026 and September 30, 2025, there were no preferred equity securities on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2026 and 2025, we did not record any U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2026 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.78% and 0.81%, respectively. In addition, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statements of Financial Condition as of March 31, 2026 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
(In thousands)
Down 200 basis points	$(7,846)
Down 150 basis points	(5,887)
Down 100 basis points	(3,926)
Down 50 basis points	(1,964)
Up 50 basis points	1,965
Up 100 basis points	3,929
Up 150 basis points	5,894
Up 200 basis points	7,858

(1) Assumes applicable three-month base rate as of March 31, 2026, with the exception of SONIA and Prime that utilize the March 31, 2026 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2026, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2026 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the six months ended March 31, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Golub Capital Direct Lending Unlevered Corporation

Date: May 8, 2026	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2026	By	/s/ Paul Solini
Paul Solini
Chief Accounting Officer
(Principal Accounting Officer)