Form 10-Q
period 2026-06-30
Golub Capital Direct Lending Unlevered Corp
filed 2026-08-07
CIK 1901606

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of August 7, 2026, the Registrant had 26,772,467.472 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2026	September 30, 2025
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $399,555 and $385,232, respectively)	$397,960	$390,128
Cash	2,664	2,009
Cash equivalents	3,927	12,875
Foreign currencies (cost of $217 and $132, respectively)	213	129
Interest receivable	3,494	3,878
Receivable for investments	257	383
Net unrealized appreciation on forward currency contracts	52	—
Other assets	33	370
Total Assets	$408,600	$409,772
Liabilities
Distributions payable	$4,699	$5,130
Management and income incentive fees payable	1,796	1,780
Payable for investments purchased	1	—
Accrued trustee fees	19	23
Unrealized depreciation on forward currency contracts	—	285
Accounts payable and other liabilities	498	967
Total Liabilities	7,013	8,185
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and September 30, 2025	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 26,772,467.472 shares issued and outstanding as of June 30, 2026 and September 30, 2025	27	27
Paid in capital in excess of par	401,229	401,229
Distributable earnings (losses)	331	331
Total Net Assets	401,587	401,587
Total Liabilities and Total Net Assets	$408,600	$409,772
Number of common shares outstanding	26,772,467.472	26,772,467.472
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Investment income
Interest income	$8,697	$8,426	$26,417	$24,730
Payment-in-kind interest income	586	547	1,671	1,492
Dividend income	4	15	93	100
Fee income	38	30	78	83
Total investment income	9,325	9,018	28,259	26,405
Expenses
Interest expense	—	—	2	—
Base management fee	999	885	2,984	2,515
Incentive fee	797	788	1,982	2,420
Administrative service fee	146	122	414	338
Professional fees	174	147	522	521
General and administrative expenses	35	23	95	70
Total expenses	2,151	1,965	5,999	5,864
Base management fee waived (Note 4)	—	—	—	(543)
Net expenses	2,151	1,965	5,999	5,321
Net investment income	7,174	7,053	22,260	21,084
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	447	—	447	—
Forward currency contracts	—	—	(232)	—
Foreign currency transactions	1	5	6	—
Net realized gain (loss) on investment transactions	448	5	221	—
Net change in unrealized appreciation (depreciation) from:
Investments	(670)	(10)	(6,392)	651
Forward currency contracts	27	(260)	337	(153)
Translation of assets and liabilities in foreign currencies	(24)	306	(104)	206
Net change in unrealized appreciation (depreciation) on investment transactions	(667)	36	(6,159)	704
Net gain (loss) on investment transactions	(219)	41	(5,938)	704
Net increase (decrease) in net assets resulting from operations	$6,955	$7,094	$16,322	$21,788
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.26	$0.29	$0.61	$0.95
Basic and diluted weighted average common shares outstanding (Note 11)	26,772,467	24,156,073	26,772,467	22,947,745

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	20,412,978.874	$20	$305,901	$273	$306,194
Issuance of common stock	4,487,264.732	5	67,304	—	67,309
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	21,084	21,084
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	704	704
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(16,913)	(16,913)
Distributions declared and payable	—	—	—	(4,875)	(4,875)
Total increase (decrease) for the nine months ended June 30, 2025	4,487,264.732	5	67,304	—	67,309
Balance at June 30, 2025	24,900,243.606	$25	$373,205	$273	$373,503
Balance at March 31, 2025	24,103,543.606	$24	$361,256	$273	$361,553
Issuance of common stock	796,700.000	1	11,949	—	11,950
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	7,053	7,053
Net realized gain (loss) on investment transactions	—	—	—	5	5
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	36	36
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(2,219)	(2,219)
Distributions declared and payable	—	—	—	(4,875)	(4,875)
Total increase (decrease) for the three months ended June 30, 2025	796,700.000	1	11,949	—	11,950
Balance at June 30, 2025	24,900,243.606	$25	$373,205	$273	$373,503
Balance at September 30, 2025	26,772,467.472	$27	$401,229	$331	$401,587
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	22,260	22,260
Net realized gain (loss) on investment transactions	—	—	—	221	221
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(6,159)	(6,159)
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(11,623)	(11,623)
Distributions declared and payable	—	—	—	(4,699)	(4,699)
Total increase (decrease) for the nine months ended June 30, 2026	—	—	—	—	—
Balance at June 30, 2026	26,772,467.472	$27	$401,229	$331	$401,587
Balance at March 31, 2026	26,772,467.472	$27	$401,229	$(976)	$400,280
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	7,174	7,174
Net realized gain (loss) on investment transactions	—	—	—	448	448
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(667)	(667)
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(949)	(949)
Distributions declared and payable	—	—	—	(4,699)	(4,699)
Total increase (decrease) for the three months ended June 30, 2026	—	—	—	1,307	1,307
Balance at June 30, 2026	26,772,467.472	$27	$401,229	$331	$401,587

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$16,322	$21,788
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs	—	58
Accretion of discounts and amortization of premiums	(932)	(804)
Net realized (gain) loss on investments	(447)	—
Net realized (gain) loss on forward currency contracts	232	—
Net realized (gain) loss on foreign currency transactions	(6)	—
Net change in unrealized (appreciation) depreciation on investments	6,392	(651)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(337)	153
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	104	(206)
Proceeds from (fundings of) revolving loans, net	(2,121)	(1,334)
Fundings of investments	(34,168)	(82,498)
Proceeds from principal payments and sales of portfolio investments	25,043	20,662
Funding of settlements of forward currency contracts	(232)	—
Payment-in-kind interest capitalized	(1,663)	(1,468)
Non-cash dividends capitalized	(32)	(71)
Proceeds from non-cash dividends	4	84
Changes in operating assets and liabilities:
Interest receivable	384	36
Receivable for investments	126	2,499
Other assets	337	(4)
Payable for investments purchased	1	—
Management and income incentive fees payable	16	363
Accrued trustee fees	(4)	(3)
Accounts payable and other liabilities	(469)	(120)
Net cash provided by (used in) operating activities	8,550	(41,516)
Cash flows from financing activities
Borrowings on debt	2,700	35
Repayments of debt	(2,700)	(35)
Proceeds from issuance of common shares	—	67,309
Distributions paid	(16,753)	(22,336)
Net cash provided by (used in) financing activities	(16,753)	44,973
Net change in cash, cash equivalents, and foreign currencies	(8,203)	3,457
Effect of foreign currency exchange rates	(6)	8
Cash, cash equivalents, and foreign currencies, beginning of period	15,013	12,271
Cash, cash equivalents, and foreign currencies, end of period	$6,804	$15,736
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2	$—
Distributions declared for the period	$16,322	$21,788
Supplemental disclosure of non-cash operating and financing activity:
Change in distributions payable	(431)	(548)

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2026	September 30, 2025
Cash	$2,664	$2,009
Cash equivalents	3,927	12,875
Foreign currencies (cost of $217 and $132, respectively)	213	129
Total cash, cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$6,804	$15,013
(1) See Note 2 for a description of cash, cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Jeppesen Holdings, LLC	One stop	SF +	4.75%	(h)	8.41%				11/2032	$2,147	$2,139	0.5%	$2,104
Jeppesen Holdings, LLC(5)	One stop				N/A(6)				11/2032	—	—	—	(2)
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(a)(h)	9.09%				09/2031	38	37	—	38
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.73%				09/2031	5,245	5,152	1.3	5,222
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.73%				09/2031	10	10	—	10
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.73%				09/2031	269	266	0.1	267
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.73%				09/2031	50	49	—	49
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.73%				09/2031	50	49	—	49
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(h)	8.73%				09/2031	5	5	—	5
Titan BW Borrower L.P.(18)	One stop	SF +	5.38%	(h)	6.14%	cash/	2.88%	PIK	07/2032	585	580	0.2	578
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
Titan BW Borrower L.P.	One stop	SF +	4.75%	(h)	8.41%				07/2032	29	29	—	29
										8,428	8,315	2.1	8,348
Air Freight & Logistics
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(h)	8.73%				11/2031	2,920	2,872	0.7	2,894
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(h)	8.67%				11/2031	184	181	—	183
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(h)	8.73%				11/2031	739	733	0.2	733
RJW Group Holdings, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	(1)
										3,843	3,785	0.9	3,809
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(i)	8.49%				11/2030	293	291	0.1	283
Arnott, LLC	One stop	SF +	4.75%	(g)	8.39%				11/2030	37	36	—	35
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	8.41%				01/2030	1,735	1,715	0.4	1,735
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	8.48%				01/2030	1,013	1,007	0.3	1,013
Collision SP Subco, LLC(5)	One stop				N/A(6)				01/2030	—	(3)	—	—
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)	8.41%				01/2030	11	11	—	11
Collision SP Subco, LLC	One stop	SF +	4.75%	(h)(i)	8.48%				01/2030	28	27	—	28
OEConnection, LLC	One stop	SF +	4.50%	(g)	8.14%				12/2032	5,207	5,171	1.3	5,226
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(4)	—	2
OEConnection, LLC	One stop				N/A(6)				12/2032	—	—	—	—
										8,324	8,251	2.1	8,333
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	8.96%				06/2030	1,844	1,826	0.5	1,796
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(a)(h)	8.97%				06/2030	170	168	—	165
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(h)	8.23%				11/2032	218	217	0.1	218
Lincoln Acq Buyer, LLC	One stop				N/A(6)				11/2032	—	—	—	—
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(h)	8.16%				11/2032	9	8	—	9
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(h)	8.17%				11/2032	26	26	—	26
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(h)	8.17%				11/2032	9	9	—	9
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(h)	8.18%				11/2032	5	5	—	5
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(h)	8.16%				11/2032	14	14	—	14
National Express Wash Parent Holdco, LLC(5)	One stop				N/A(6)				07/2029	—	(1)	—	(1)
National Express Wash Parent Holdco, LLC(18)	One stop	SF +	6.00%	(h)	6.48%	cash/	3.25%	PIK	07/2029	5,478	5,451	1.4	5,451
National Express Wash Parent Holdco, LLC(18)	One stop	SF +	6.00%	(h)	6.48%	cash/	3.25%	PIK	07/2029	71	71	—	71
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(g)	8.64%				06/2031	6,476	6,437	1.6	6,476
Quick Quack Car Wash Holdings, LLC(5)	One stop				N/A(6)				06/2031	—	(3)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(g)	8.64%				06/2031	364	360	0.1	364
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(g)	8.65%				06/2031	9	9	—	9
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(g)	8.64%	06/2031	$31	$31	—%	$31
Strickland's Enterprises, LLC	Senior secured	SF +	4.50%	(g)(h)	8.16%	01/2031	285	284	0.1	285
Strickland's Enterprises, LLC	Senior secured				N/A(6)	01/2031	—	—	—	—
Strickland's Enterprises, LLC	Senior secured				N/A(6)	01/2031	—	—	—	—
TWAS Holdings, LLC	One stop	SF +	4.75%	(g)	8.39%	12/2029	90	89	—	89
TWAS Holdings, LLC(5)	One stop				N/A(6)	12/2029	—	(1)	—	(2)
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(h)	8.23%	12/2029	3,216	3,191	0.8	3,200
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(a)(h)	8.69%	12/2029	439	433	0.1	435
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(h)	8.16%	12/2029	891	884	0.2	887
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(h)	8.16%	12/2029	7	6	—	6
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(h)	8.16%	12/2029	42	42	—	42
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(h)	8.23%	12/2029	2	2	—	2
							19,696	19,558	4.9	19,587
Banks
Empyrean Solutions, LLC	One stop	SF +	4.50%	(h)	8.23%	11/2031	258	257	0.1	252
Empyrean Solutions, LLC(5)	One stop				N/A(6)	11/2031	—	—	—	(1)
Empyrean Solutions, LLC(5)	One stop				N/A(6)	11/2031	—	—	—	(3)
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(h)	8.41%	12/2029	703	698	0.2	689
OSP Hamilton Purchaser, LLC	One stop	SF +	4.25%	(h)	7.91%	12/2029	673	668	0.2	659
OSP Hamilton Purchaser, LLC	One stop	SF +	4.25%	(h)	7.92%	12/2029	56	55	—	53
OSP Hamilton Purchaser, LLC	One stop	SF +	4.25%	(h)	8.04%	12/2029	391	389	0.1	383
							2,081	2,067	0.6	2,032
Beverages
Financial Information Technologies, LLC	One stop	SF +	4.75%	(h)	8.48%	06/2030	1,470	1,454	0.3	1,456
Financial Information Technologies, LLC	One stop	SF +	4.75%	(h)	8.48%	06/2030	615	611	0.2	609
Financial Information Technologies, LLC(5)	One stop				N/A(6)	06/2030	—	(1)	—	(3)
Financial Information Technologies, LLC	One stop	SF +	4.75%	(h)	8.48%	06/2030	1,127	1,125	0.3	1,116
Spindrift Beverage Co., Inc.	One stop	SF +	5.00%	(h)	8.66%	02/2032	26	24	—	26
Spindrift Beverage Co., Inc.	One stop				N/A(6)	02/2032	—	—	—	—
Spindrift Beverage Co., Inc.	One stop	SF +	5.00%	(g)(h)	8.67%	02/2032	1,166	1,154	0.3	1,166
							4,404	4,367	1.1	4,370
Building Products
BECO Holding Company, Inc.	One stop	SF +	5.25%	(h)	9.13%	11/2028	124	124	—	124
BECO Holding Company, Inc.(5)	One stop				N/A(6)	11/2028	—	(1)	—	(1)
							124	123	—	123
Capital Markets
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.48%	01/2031	2,553	2,533	0.6	2,515
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.48%	01/2031	407	403	0.1	399
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.48%	01/2031	859	852	0.2	846
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.48%	01/2031	1,311	1,304	0.3	1,292
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(h)	8.48%	01/2031	49	49	—	49
							5,179	5,141	1.2	5,101
Chemicals
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)	04/2032	—	—	—	(1)
AP Adhesives Holdings, LLC	One stop				N/A(6)	04/2031	—	—	—	—
AP Adhesives Holdings, LLC	One stop	SF +	4.75%	(h)	8.42%	04/2032	265	264	0.1	262
JSG II, Inc. and Checkers USA, Inc.	One stop	SF +	4.50%	(g)	8.14%	09/2032	419	417	0.1	417
JSG II, Inc. and Checkers USA, Inc.	One stop				N/A(6)	09/2032	—	—	—	—
JSG II, Inc. and Checkers USA, Inc.(5)	One stop				N/A(6)	09/2032	—	—	—	(1)
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	8.48%	03/2029	168	167	—	167
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)(i)	8.53%	03/2029	25	25	—	25
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	8.48%	03/2029	52	52	—	51
							929	925	0.2	920
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	8.67%				01/2031	$3,215	$3,191	0.8%	$3,201
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	8.67%				01/2031	1,047	1,039	0.3	1,042
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	8.67%				01/2030	27	25	—	26
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	8.67%				01/2031	50	49	—	49
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(h)	8.67%				01/2031	6	6	—	6
Dispatch Acquisition Holdings, LLC	One stop	SF +	4.75%	(h)	8.48%				11/2032	846	842	0.2	842
Dispatch Acquisition Holdings, LLC	One stop	SF +	4.75%	(h)	8.48%				11/2032	63	62	—	62
Kleinfelder Intermediate, LLC	One stop	SF +	4.50%	(h)	8.16%				09/2030	457	448	0.1	456
Kleinfelder Intermediate, LLC	One stop	P +	3.50%	(a)	10.25%				09/2028	5	4	—	5
Kleinfelder Intermediate, LLC	One stop	SF +	4.50%	(h)	8.16%				09/2030	50	49	—	50
Pearl Acquisition Buyer, Inc.	One stop	SF +	4.50%	(h)	8.24%				12/2032	9	9	—	9
Pearl Acquisition Buyer, Inc.	One stop	SF +	4.50%	(h)	8.23%				12/2032	284	283	0.1	283
Pearl Acquisition Buyer, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	8.89%				04/2030	150	148	—	148
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	8.89%				04/2031	1,635	1,624	0.4	1,623
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	8.88%				04/2031	392	391	0.1	389
PSC Parent, Inc.	One stop	SF +	5.25%	(g)	8.89%				04/2031	273	272	0.1	270
Trinity Air Consultants Holdings Corporation	One stop				N/A(6)				06/2029	—	—	—	—
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(h)	8.01%				06/2029	17	17	—	17
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(h)	8.01%				06/2029	50	50	—	50
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(h)	8.03%				06/2029	107	107	—	107
Trinity Air Consultants Holdings Corporation	One stop				N/A(6)				06/2029	—	—	—	—
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.79%				07/2030	189	186	—	185
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.74%				07/2031	2,591	2,572	0.7	2,558
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.84%				07/2031	284	283	0.1	281
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.85%				07/2031	171	171	—	169
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.85%				07/2031	133	133	—	132
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.85%				07/2031	47	46	—	46
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.85%				07/2031	48	48	—	47
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.85%				07/2031	30	29	—	29
WRE Holding Corp.(5)	One stop				N/A(6)				07/2031	—	(1)	—	(3)
WRE Holding Corp.	One stop	SF +	5.00%	(i)	8.83%				07/2031	21	21	—	21
										12,197	12,104	2.9	12,100
Construction & Engineering
Consor Intermediate II, LLC	One stop	SF +	4.50%	(h)	8.23%				05/2031	3,440	3,428	0.9	3,413
Consor Intermediate II, LLC	One stop	SF +	4.50%	(h)	8.23%				05/2031	153	151	—	148
Consor Intermediate II, LLC(5)	One stop				N/A(6)				05/2031	—	(4)	—	(9)
DCCM, LLC	One stop	SF +	4.75%	(g)	8.39%				06/2032	235	234	0.1	235
DCCM, LLC	One stop				N/A(6)				06/2032	—	—	—	—
DCCM, LLC	One stop	SF +	4.75%	(g)	8.39%				06/2032	3	3	—	3
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.20%				12/2030	37	36	—	36
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.18%				12/2030	68	67	—	67
Royal Holdco Corporation	One stop	SF +	4.50%	(h)	8.15%				12/2030	262	260	0.1	260
										4,198	4,175	1.1	4,153
Diversified Consumer Services
ABC Legal Holdings, LLC	One stop	SF +	4.25%	(h)	7.91%				08/2032	617	615	0.2	605
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(2)
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(4)
Action Termite Control, LLC	Senior secured	SF +	4.25%	(h)	7.98%				12/2032	2	2	—	2
Action Termite Control, LLC	Senior secured	SF +	4.25%	(h)	7.98%				12/2032	85	85	—	85
Action Termite Control, LLC(5)	Senior secured				N/A(6)				12/2032	—	(1)	—	—
Any Hour, LLC(18)	One stop	SF +	5.75%	(h)	6.23%	cash/	3.25%	PIK	05/2030	2,019	2,000	0.5	1,898
Any Hour, LLC(18)	One stop	SF +	5.75%	(h)	6.22%	cash/	3.25%	PIK	05/2030	282	279	0.1	263
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Any Hour, LLC(18)	One stop	SF +	5.75%	(h)	6.23%	cash/	3.25%	PIK	05/2030	$57	$57	—%	$54
Any Hour, LLC(18)	One stop	N/A			13.00%	PIK			05/2031	802	793	0.2	593
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.73%				10/2030	49	49	—	49
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.73%				10/2030	1,072	1,053	0.3	1,059
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.73%				10/2029	166	157	—	162
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.73%				10/2030	4,504	4,422	1.1	4,450
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.73%				10/2030	49	49	—	49
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	8.73%				10/2030	50	50	—	49
Aptive Environmental, LLC	One stop	SF +	4.75%	(g)	8.39%				10/2032	1,500	1,487	0.4	1,500
Aptive Environmental, LLC	One stop	SF +	4.75%	(g)	8.39%				10/2032	21	20	—	21
Aptive Environmental, LLC	One stop				N/A(6)				10/2032	—	—	—	—
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(h)	8.48%				05/2030	4,255	4,244	1.0	4,171
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(g)(h)	8.41%				05/2030	152	149	—	145
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(h)	8.48%				05/2030	1,107	1,097	0.3	1,085
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(h)	8.48%				05/2030	4	4	—	3
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.25%	(h)	8.98%				07/2029	195	193	0.1	194
Entomo Brands Acquisitions, Inc.	Senior secured				N/A(6)				07/2029	—	—	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.25%	(h)	8.98%				07/2029	57	56	—	56
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	8.92%				06/2029	463	459	0.1	463
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(g)	9.41%				06/2028	20	20	—	20
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(h)	8.91%				06/2029	153	153	—	153
Kodiak Buyer, LLC	One stop	SF +	4.25%	(h)	7.98%				07/2032	246	244	0.1	246
Kodiak Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Kodiak Buyer, LLC	One stop	SF +	4.25%	(h)	7.90%				07/2032	8	7	—	8
Litera Bidco, LLC(5)	One stop				N/A(6)				05/2028	—	—	—	(2)
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	8.64%				05/2028	1,849	1,845	0.5	1,822
Litera Bidco, LLC	One stop	SF +	5.00%	(g)	8.64%				05/2028	738	737	0.2	726
Litera Bidco, LLC(5)	One stop				N/A(6)				05/2028	—	—	—	(4)
NSG Buyer, Inc.	One stop	SF +	5.00%	(h)	8.73%				11/2029	5,349	5,280	1.3	5,309
NSG Buyer, Inc.	One stop	SF +	5.00%	(h)	8.73%				11/2028	23	22	—	22
NSG Buyer, Inc. (5)	One stop				N/A(6)				11/2029	—	(1)	—	(1)
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(1)
Salisbury House, LLC	One stop	SF +	4.75%	(g)	8.39%				08/2032	59	58	—	57
Salisbury House, LLC	One stop	SF +	4.75%	(g)	8.39%				08/2032	1,222	1,217	0.3	1,211
SCP CDH Buyer, Inc.	One stop	SF +	4.50%	(h)	8.23%				12/2032	424	422	0.1	422
SCP CDH Buyer, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
SCP CDH Buyer, Inc.	One stop	SF +	4.50%	(h)	8.14%				12/2032	85	84	—	84
Severin Acquisition, LLC(18)	One stop	SF +	5.00%	(g)	6.39%	cash/	2.25%	PIK	10/2031	2,252	2,235	0.6	2,184
Severin Acquisition, LLC	One stop	SF +	4.75%	(g)	8.39%				10/2031	139	137	—	130
Severin Acquisition, LLC(18)	One stop	SF +	5.00%	(g)	6.39%	cash/	2.25%	PIK	10/2031	119	118	—	105
Stellar Brands, LLC	Senior secured	SF +	4.50%	(g)	8.14%				02/2031	458	455	0.1	458
Stellar Brands, LLC	Senior secured				N/A(6)				02/2031	—	—	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(i)	9.08%				12/2030	5,017	4,985	1.3	4,995
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(3)	—	(2)
Virginia Green Acquisition, LLC	One stop				N/A(6)				12/2030	—	—	—	—
										35,669	35,331	8.8	34,892
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(2)	—	(1)
Baker Tilly Advisory Group, LP	One stop	SF +	4.75%	(g)	8.39%				06/2031	1,267	1,255	0.3	1,280
Baker Tilly Advisory Group, LP	One stop	SF +	4.25%	(g)	7.89%				06/2031	266	265	0.1	265
Baker Tilly Advisory Group, LP	One stop	SF +	4.25%	(g)	7.90%				06/2031	47	46	—	46
Banker's Toolbox, Inc.	One stop	SF +	4.50%	(i)	8.35%				07/2029	282	281	0.1	281
Banker's Toolbox, Inc.	One stop				N/A(6)				07/2029	—	—	—	—
Deerfield Dakota Holding, LLC	One stop	SF +	5.25%	(g)	8.90%				09/2032	64	62	—	62
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Deerfield Dakota Holding, LLC(18)	One stop	SF +	5.75%	(h)	6.73%	cash/	2.75%	PIK	09/2032	$1,894	$1,878	0.5%	$1,873
Equity Methods, LLC	One stop	SF +	4.50%	(h)	8.23%				04/2032	907	903	0.2	894
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	(2)
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	(3)
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.50%	(g)	8.14%				06/2031	1,220	1,215	0.3	1,215
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.50%	(g)	8.14%				06/2031	17	17	—	17
Higginbotham Insurance Agency, Inc.	Senior secured	SF +	4.50%	(g)	8.14%				06/2031	131	131	—	130
Wealth Enhancement Group, LLC	One stop				N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(h)	7.94%				10/2028	157	157	—	157
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(h)	7.94%				10/2028	218	218	0.1	218
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(h)	7.92%				10/2028	331	330	0.1	330
Wealth Enhancement Group, LLC(5)	One stop				N/A(6)				10/2028	—	—	—	(1)
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(h)	7.94%				10/2028	13	13	—	13
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(h)	7.94%				10/2028	57	56	—	56
										6,871	6,823	1.7	6,830
Electric Utilities
Smart Energy Systems, Inc.(18)	One stop	SF +	7.50%	(h)	7.43%	cash/	3.75%	PIK	01/2030	46	46	—	46
Smart Energy Systems, Inc.(18)	One stop	SF +	7.50%	(h)	7.43%	cash/	3.75%	PIK	01/2030	416	409	0.1	416
										462	455	0.1	462
Electronic Equipment, Instruments & Components
CST Holding Company	One stop	SF +	5.00%	(g)	8.74%				11/2028	1,538	1,503	0.4	1,518
CST Holding Company(5)	One stop				N/A(6)				11/2028	—	(1)	—	(1)
										1,538	1,502	0.4	1,517
Food & Staples Retailing
GMF Parent, Inc.	One stop	SF +	4.50%	(h)	8.17%				12/2032	3	3	—	3
GMF Parent, Inc.	One stop	SF +	4.50%	(h)	8.18%				12/2032	236	235	0.1	234
GMF Parent, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(1)
										239	238	0.1	236
Food Products
Blast Bidco, Inc.	One stop	SF +	6.00%	(h)	9.73%				10/2030	3,822	3,787	1.0	3,822
Blast Bidco, Inc.(5)	One stop				N/A(6)				10/2029	—	(4)	—	—
Eagle Family Foods Group, LLC	One stop	SF +	4.75%	(h)	8.43%				08/2030	742	737	0.2	742
Eagle Family Foods Group, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	—
Zullas, L.C.	One stop	P +	3.75%	(a)	10.50%				06/2031	13	13	—	13
Zullas, L.C.	One stop	SF +	4.75%	(h)	8.42%				06/2031	174	174	—	174
Zullas, L.C.	One stop	SF +	4.75%	(h)	8.42%				06/2031	29	28	—	29
										4,780	4,734	1.2	4,780
Healthcare Equipment & Supplies
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(h)	8.45%				09/2032	48	47	—	47
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(h)	8.48%				09/2032	671	668	0.2	665
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(h)	8.48%				09/2032	143	142	—	141
Belmont Instrument, LLC	One stop	SF +	5.25%	(h)	8.98%				08/2028	1,246	1,229	0.3	1,240
Belmont Instrument, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Blades Buyer, Inc.	Senior secured				N/A(6)				03/2028	—	—	—	—
Blades Buyer, Inc.	Senior secured	SF +	4.75%	(h)	8.44%				03/2028	214	213	0.1	212
CCSL Holdings, LLC	One stop	SF +	5.75%	(g)	9.39%				12/2028	64	63	—	64
Centegix Intermediate II, LLC(18)	One stop	SF +	6.00%	(h)	6.39%	cash/	3.25%	PIK	08/2032	1,521	1,514	0.4	1,513
Centegix Intermediate II, LLC	One stop	SF +	5.50%	(h)	9.17%				08/2032	140	139	—	139
Centegix Intermediate II, LLC(18)	One stop	SF +	6.00%	(h)	6.39%	cash/	3.25%	PIK	08/2032	220	219	0.1	218
CMI Parent Inc.	One stop				N/A(6)				01/2033	—	—	—	—
CMI Parent Inc.	One stop	SF +	4.50%	(h)	8.23%				01/2033	699	698	0.2	696
CMI Parent Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(1)
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.17%				06/2031	2,644	2,625	0.6	2,632
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.23%				05/2030	26	24	—	25
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.22%		06/2031	$579	$572	0.1%	$576
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(h)	9.16%		06/2031	107	107	—	107
Isto Group, Inc.	One stop				N/A(6)		09/2032	—	—	—	—
Isto Group, Inc.	One stop	SF +	4.75%	(h)	8.48%		09/2032	258	256	0.1	256
Isto Group, Inc.(5)	One stop				N/A(6)		09/2032	—	(1)	—	(1)
RTI Surgical, Inc.(5)	One stop				N/A(6)		09/2032	—	(1)	—	(1)
RTI Surgical, Inc.	One stop	SF +	4.75%	(h)	8.41%		09/2032	1,191	1,186	0.3	1,186
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(g)	8.14%		12/2029	394	394	0.1	391
TIDI Legacy Products, Inc.(5)	One stop				N/A(6)		12/2029	—	—	—	(1)
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(g)	8.14%		12/2029	106	105	—	105
YI, LLC	One stop	SF +	5.75%	(g)	9.39%		12/2029	1,536	1,518	0.4	1,516
YI, LLC(5)	One stop				N/A(6)		12/2029	—	(3)	—	(4)
								11,807	11,712	2.9	11,721
Healthcare Providers & Services
Active Day, Inc.	One stop	SF +	5.00%	(g)	8.64%		05/2027	220	219	0.1	219
Active Day, Inc.	One stop				N/A(6)		05/2027	—	—	—	—
Active Day, Inc.	One stop	SF +	5.00%	(g)	8.64%		05/2027	75	75	—	75
Bamboo US Bidco, LLC(9)	One stop	E +	5.25%	(c)	7.40%		09/2030	348	316	0.1	345
Bamboo US Bidco, LLC	One stop	SF +	5.25%	(h)	8.91%		09/2030	84	84	—	84
Bamboo US Bidco, LLC	One stop	SF +	5.25%	(h)	8.91%		09/2030	85	85	—	84
Bamboo US Bidco, LLC	One stop	SF +	5.25%	(h)	8.91%		09/2030	75	75	—	74
Bamboo US Bidco, LLC	One stop	SF +	5.25%	(g)	8.89%		10/2029	35	33	—	34
Bamboo US Bidco, LLC	One stop	SF +	5.25%	(h)	8.91%		09/2030	490	482	0.1	485
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	4.75%	(h)	8.42%		11/2030	229	228	0.1	228
Benefit Plan Administrators of Eau Claire, LLC	One stop				N/A(6)		11/2030	—	—	—	—
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	4.75%	(h)	8.41%		11/2030	55	54	—	54
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	4.75%	(h)	8.42%		11/2030	1,227	1,221	0.3	1,220
BHG Holdings, LLC	One stop	SF +	5.50%	(h)	9.16%		04/2032	1,901	1,887	0.5	1,887
BHG Holdings, LLC(5)	One stop				N/A(6)		04/2032	—	(2)	—	(2)
BHG Holdings, LLC(5)	One stop				N/A(6)		04/2032	—	(4)	—	(4)
Community Care Partners, LLC	One stop	SF +	6.00%	(g)	9.76%		09/2026	140	140	—	140
HP TLE Buyer, Inc.	One stop	SF +	4.75%	(h)	8.48%		07/2032	1,864	1,856	0.5	1,864
HP TLE Buyer, Inc.(5)	One stop				N/A(6)		07/2032	—	(2)	—	—
LOV Acquisition, LLC	Senior secured	SF +	4.25%	(g)	7.89%		11/2031	1,406	1,400	0.4	1,406
LOV Acquisition, LLC(5)	Senior secured				N/A(6)		11/2031	—	(1)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	9.42%		08/2029	3,687	3,657	0.9	3,613
PPV Intermediate Holdings, LLC(18)	One stop	N/A			14.75%	PIK	08/2030	2,079	2,054	0.5	2,042
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.75%	PIK	08/2030	610	605	0.2	581
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.75%	PIK	08/2030	141	140	—	134
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.75%	PIK	08/2030	26	26	—	25
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.75%	PIK	08/2030	25	25	—	24
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)	9.40%		08/2029	83	81	—	79
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(h)	8.92%		08/2029	156	154	—	151
Premise Health Holding Corp.	One stop	SF +	4.75%	(h)	8.48%		11/2032	4,907	4,846	1.2	4,862
Premise Health Holding Corp.(5)	One stop				N/A(6)		11/2031	—	(7)	—	(6)
Premise Health Holding Corp.	One stop	SF +	4.75%	(h)	8.48%		11/2032	50	49	—	49
Premise Health Holding Corp.	One stop	SF +	4.75%	(h)	8.48%		11/2032	30	29	—	29
Signature MD, Inc.	One stop				N/A(6)		02/2032	—	—	—	—
Signature MD, Inc.(5)	One stop				N/A(6)		02/2032	—	(1)	—	1
Signature MD, Inc.	One stop	SF +	4.50%	(g)	8.14%		02/2032	241	240	0.1	243
								20,269	20,044	5.0	20,020
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.00%	(h)	8.73%				05/2030	$68	$68	—%	$68
Amberfield Acquisition Co.	One stop	SF +	5.00%	(h)	8.73%				05/2030	2,030	2,017	0.5	2,024
Amberfield Acquisition Co.	One stop	SF +	5.00%	(h)	8.73%				05/2030	219	218	0.1	218
Color Intermediate, LLC	Senior secured	SF +	4.75%	(h)	8.58%				10/2029	711	704	0.2	704
Crow River Buyer, Inc.	One stop	SF +	5.00%	(h)	8.66%				01/2029	257	255	0.1	252
Crow River Buyer, Inc.(5)	One stop				N/A(6)				01/2029	—	—	—	(1)
Crow River Buyer, Inc.	One stop	SF +	5.00%	(g)	8.64%				01/2029	546	542	0.1	535
GHX Ultimate Parent Corporation(18)	One stop	SF +	5.00%	(h)	6.23%	cash/	2.50%	PIK	02/2033	3,117	3,085	0.8	3,117
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				02/2033	—	(4)	—	—
GHX Ultimate Parent Corporation(18)	One stop	SF +	5.00%	(h)	6.23%	cash/	2.50%	PIK	02/2033	681	679	0.2	681
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
Healthmark Holdings, L.P.	One stop	SF +	4.50%	(h)	8.17%				07/2032	561	558	0.1	554
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.16%				07/2031	6	6	—	6
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.17%				07/2031	231	229	0.1	229
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.17%				07/2031	14	14	—	13
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.17%				07/2031	4	4	—	4
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	(1)	—	(2)
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.16%				07/2031	147	146	—	146
Kona Buyer, LLC	One stop	SF +	4.50%	(h)	8.16%				07/2031	50	50	—	50
Modernizing Medicine, Inc.(18)	One stop	SF +	4.75%	(h)	6.23%	cash/	2.25%	PIK	04/2032	3,529	3,500	0.9	3,529
Modernizing Medicine, Inc.(5)	One stop				N/A(6)				04/2032	—	(3)	—	—
Neptune Holdings, Inc.	One stop	SF +	4.50%	(h)	8.23%				09/2030	1,412	1,394	0.4	1,398
Neptune Holdings, Inc.(5)	One stop				N/A(6)				08/2029	—	—	—	(1)
Netsmart Technologies, Inc.(18)	One stop	SF +	5.20%	(g)	6.14%	cash/	2.70%	PIK	08/2031	3,441	3,418	0.8	3,355
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	(8)
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	(11)
Netsmart Technologies, Inc.(18)	One stop	SF +	5.20%	(g)	6.14%	cash/	2.70%	PIK	08/2031	160	160	—	156
Plasma Buyer, LLC(7)(18)	One stop	SF +	5.75%	(h)	9.48%	PIK			05/2029	284	255	—	133
Plasma Buyer, LLC(7)(18)	One stop	SF +	5.75%	(h)	9.48%	PIK			05/2028	32	29	—	15
Plasma Buyer, LLC(7)(18)	One stop	SF +	5.75%	(h)	9.48%	PIK			05/2029	11	10	—	5
Plasma Buyer, LLC(18)	One stop	SF +	6.25%	(h)	9.48%	cash/	0.50%	PIK	03/2027	6	6	—	6
QF Holdings, Inc.	One stop	SF +	4.50%	(h)	8.24%				12/2032	7	7	—	6
QF Holdings, Inc.	One stop	SF +	4.50%	(h)	8.23%				12/2032	743	742	0.2	732
QF Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(2)
										18,267	18,084	4.5	17,909
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	9.88%				08/2028	552	550	0.1	552
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	9.81%				08/2028	28	28	—	28
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	9.85%				08/2028	63	63	—	63
Barteca Restaurants, LLC	One stop	SF +	6.00%	(h)	9.88%				08/2028	100	100	—	100
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
CB Sports Holdings Bidco, LLC	One stop	SF +	4.63%	(h)	8.36%				12/2032	148	147	—	147
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
CB Sports Holdings Bidco, LLC	One stop	SF +	4.63%	(h)	8.31%				12/2032	101	101	—	100
CB Sports Holdings Bidco, LLC	One stop	SF +	4.63%	(h)	8.31%				12/2032	45	45	—	45
CB Sports Holdings Bidco, LLC	One stop	SF +	4.63%	(h)	8.28%				12/2032	68	68	—	68
CR Fitness Holdings, LLC	Senior secured	SF +	4.25%	(h)	7.98%				10/2031	34	33	—	34
CR Fitness Holdings, LLC	Senior secured	SF +	4.25%	(h)	7.98%				10/2032	3,025	3,018	0.8	3,025
CR Fitness Holdings, LLC(5)	Senior secured				N/A(6)				10/2032	—	(2)	—	—
Crumbl Enterprises, LLC	One stop	SF +	4.50%	(h)	8.24%				05/2032	2,127	2,118	0.5	2,127
Crumbl Enterprises, LLC(5)	One stop				N/A(6)				05/2032	—	(1)	—	—
ESN Venture Holdings, LLC(18)	One stop	SF +	6.26%	(h)	6.61%	cash/	3.38%	PIK	10/2029	1,428	1,414	0.4	1,428
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ESN Venture Holdings, LLC(18)	One stop	SF +	6.26%	(h)	6.61%	cash/	3.38%	PIK	10/2029	$48	$48	—%	$48
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2029	—	(1)	—	—
ESN Venture Holdings, LLC(18)	One stop	SF +	6.26%	(h)	6.61%	cash/	3.38%	PIK	10/2029	216	214	0.1	216
ESN Venture Holdings, LLC(18)	One stop	SF +	6.26%	(h)	6.61%	cash/	3.38%	PIK	10/2029	99	98	—	99
ESN Venture Holdings, LLC(18)	One stop	SF +	6.25%	(h)	6.55%	cash/	3.38%	PIK	10/2029	25	24	—	25
ESN Venture Holdings, LLC(18)	One stop	SF +	6.26%	(h)	6.61%	cash/	3.38%	PIK	10/2029	244	242	0.1	244
ESN Venture Holdings, LLC(18)	One stop	SF +	6.26%	(h)	6.61%	cash/	3.38%	PIK	10/2029	117	116	—	117
ESN Venture Holdings, LLC(18)	One stop	SF +	6.25%	(h)	6.60%	cash/	3.38%	PIK	10/2029	62	61	—	62
ESN Venture Holdings, LLC(18)	One stop	SF +	6.25%	(h)	6.61%	cash/	3.38%	PIK	10/2029	155	154	—	155
ESN Venture Holdings, LLC(18)	One stop	SF +	6.25%	(h)	6.57%	cash/	3.38%	PIK	10/2029	49	49	—	49
Excel Fitness Consolidator, LLC	Senior secured				N/A(6)				04/2030	—	—	—	—
Excel Fitness Consolidator, LLC	Senior secured	SF +	4.75%	(h)	8.48%				04/2030	115	115	—	115
Excel Fitness Consolidator, LLC	Senior secured	SF +	4.75%	(h)	8.48%				04/2030	248	245	0.1	248
Olo Parent, Inc.(5)	One stop				N/A(6)				09/2032	—	—	—	(4)
Olo Parent, Inc.	One stop	SF +	4.50%	(h)	8.17%				09/2032	1,934	1,930	0.5	1,895
Patriot Acquireco, LLC	One stop	SF +	4.50%	(h)	8.17%				09/2032	26	25	—	26
Patriot Acquireco, LLC	One stop	SF +	4.50%	(h)	8.17%				09/2032	1,787	1,779	0.5	1,787
PB Group Holdings, LLC(18)	One stop	SF +	5.50%	(g)	6.39%	cash/	2.75%	PIK	08/2030	2,373	2,365	0.6	2,373
PB Group Holdings, LLC	One stop	SF +	5.00%	(g)	8.64%				08/2030	178	177	—	178
QSR Acquisition Co.	One stop	SF +	4.25%	(g)	7.89%				06/2032	3,346	3,335	0.8	3,263
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(1)	—	(7)
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(2)	—	(19)
Saguaro Buyer, LLC	One stop	SF +	4.50%	(h)	8.23%				07/2032	198	198	0.1	198
Saguaro Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC	One stop	SF +	4.50%	(h)	8.23%				07/2032	87	87	—	87
Saguaro Buyer, LLC	One stop	SF +	4.50%	(h)	8.23%				07/2032	31	30	—	31
SDC Holdco, LLC	One stop	SF +	4.38%	(g)	8.02%				07/2032	1,208	1,203	0.3	1,202
SDC Holdco, LLC(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
SSRG Holdings, LLC	One stop	SF +	4.75%	(h)	8.42%				11/2029	129	128	—	129
SSRG Holdings, LLC	One stop	SF +	4.75%	(h)	8.48%				11/2029	269	268	0.1	269
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	8.48%				10/2027	1,595	1,590	0.4	1,595
YE Brands Holding, LLC	One stop				N/A(6)				10/2027	—	—	—	—
YE Brands Holding, LLC	One stop	SF +	4.75%	(h)	8.48%				10/2027	232	231	0.1	232
										22,490	22,389	5.5	22,329
Household Durables
TLB Holdings I, LLC	One stop				N/A(6)				10/2031	—	—	—	—
TLB Holdings I, LLC	One stop	SF +	4.75%	(g)	8.39%				10/2031	245	244	0.1	244
TLB Holdings I, LLC	One stop				N/A(6)				10/2031	—	—	—	—
										245	244	0.1	244
Household Products
WU Holdco, Inc.	One stop	SF +	4.75%	(h)	8.48%				04/2032	420	418	0.1	416
WU Holdco, Inc.	One stop				N/A(6)				04/2032	—	—	—	—
WU Holdco, Inc.(5)	One stop				N/A(6)				04/2032	—	—	—	(1)
										420	418	0.1	415
Industrial Conglomerates
Anova Buyer, Inc.	One stop	SF +	4.75%	(i)	8.49%				01/2033	233	232	0.1	232
Anova Buyer, Inc.	One stop	SF +	4.75%	(h)	8.48%				01/2033	9	8	—	8
Anova Buyer, Inc.	One stop	SF +	4.75%	(h)	8.49%				01/2033	5	4	—	4
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.48%				07/2029	233	231	0.1	232
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.49%				07/2029	26	26	—	26
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.48%				07/2029	59	59	—	59
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.48%				07/2029	31	31	—	31
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(h)	8.48%				07/2029	36	36	—	36
Essential Services Holdings Corporation(18)	One stop	SF +	5.76%	(h)	6.56%	cash/	2.88%	PIK	06/2031	2,511	2,493	0.6	2,442
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Essential Services Holdings Corporation	One stop	SF +	5.25%	(h)	8.91%				06/2030	$135	$133	—%	$128
Excelitas Technologies Corp.	One stop	SF +	5.25%	(g)	8.89%				08/2029	4,655	4,603	1.2	4,602
Excelitas Technologies Corp.(9)	One stop	E +	5.25%	(b)	7.43%				08/2029	124	111	—	123
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2028	—	—	—	(1)
										8,057	7,967	2.0	7,922
Insurance
Bellwether Buyer, LLC	One stop				N/A(6)				04/2032	—	—	—	—
Bellwether Buyer, LLC	One stop	SF +	4.50%	(g)	8.15%				04/2032	231	230	0.1	230
Bellwether Buyer, LLC	One stop	SF +	4.50%	(g)	8.15%				04/2032	17	17	—	16
Captive Resources Midco, LLC	One stop	SF +	4.50%	(h)	8.23%				07/2029	4,460	4,428	1.1	4,460
Captive Resources Midco, LLC(5)	One stop				N/A(6)				07/2028	—	(1)	—	—
Doxa Insurance Holdings, LLC	One stop	SF +	4.50%	(h)	8.23%				12/2030	2,542	2,513	0.6	2,477
Doxa Insurance Holdings, LLC	One stop	SF +	4.50%	(h)	8.23%				12/2029	158	155	—	146
Doxa Insurance Holdings, LLC	One stop	SF +	4.50%	(h)	8.23%				12/2030	2,418	2,402	0.6	2,356
Doxa Insurance Holdings, LLC	One stop	SF +	4.63%	(h)	8.34%				12/2030	44	44	—	43
Doxa Insurance Holdings, LLC	One stop				N/A(6)				12/2030	—	—	—	—
Huskies Parent, Inc.	One stop	SF +	6.00%	(g)	9.74%				11/2029	189	187	—	181
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(h)	8.67%				08/2028	2,719	2,705	0.7	2,717
Integrity Marketing Acquisition, LLC	One stop				N/A(6)				08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop				N/A(6)				08/2028	—	—	—	—
Koala Investment Holdings, Inc.	One stop	SF +	4.25%	(h)	7.99%				08/2032	1,498	1,492	0.4	1,485
Koala Investment Holdings, Inc.	One stop	SF +	4.25%	(h)	7.96%				08/2032	68	67	—	67
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(1)	—	(3)
Majesco(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
Majesco	One stop	SF +	4.50%	(h)	8.23%				01/2033	923	921	0.2	909
Oakbridge Insurance Agency, LLC	One stop	SF +	4.75%	(g)	8.39%				11/2029	1,654	1,642	0.4	1,640
Oakbridge Insurance Agency, LLC	One stop	SF +	4.75%	(g)	8.39%				11/2029	21	19	—	18
Oakbridge Insurance Agency, LLC	One stop	SF +	4.75%	(g)	8.39%				11/2029	799	793	0.2	792
Oakbridge Insurance Agency, LLC	One stop	SF +	5.00%	(g)	8.64%				11/2029	377	374	0.1	376
Oakbridge Insurance Agency, LLC(5)	One stop				N/A(6)				11/2029	—	(1)	—	(3)
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	5.00%	(h)	8.73%				06/2030	4,967	4,924	1.2	4,920
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Wasabi Lower Holdco, LLC(5)	Senior secured				N/A(6)				06/2032	—	—	—	(1)
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(h)	8.17%				06/2032	120	119	—	117
World Insurance Associates, LLC	One stop	SF +	5.00%	(g)(h)	8.72%				04/2030	239	238	0.1	237
World Insurance Associates, LLC	One stop				N/A(6)				04/2030	—	—	—	—
										23,444	23,266	5.7	23,179
IT Services
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	(5)
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	—	—	(1)
Critical Start, Inc.(18)	One stop	SF +	6.75%	(h)	6.16%	cash/	4.25%	PIK	05/2028	229	228	0.1	217
Critical Start, Inc.(18)	One stop	SF +	6.75%	(h)	6.16%	cash/	4.25%	PIK	05/2028	125	124	—	118
Critical Start, Inc.	One stop	SF +	6.25%	(h)	9.91%				05/2028	18	18	—	16
Goldcup 31018 AB(8)(9)(12)(18)	One stop	E +	6.37%	(d)	8.50%	PIK			07/2029	971	866	0.2	932
Goldcup 31018 AB(8)(9)(12)(18)	One stop	E +	6.38%	(d)	8.51%	PIK			07/2029	91	84	—	87
Goldcup 31018 AB(5)(8)(9)(12)	One stop				N/A(6)				01/2029	—	(3)	—	(3)
Netwrix Corporation	One stop	SF +	4.75%	(g)	8.39%				06/2029	4,790	4,775	1.2	4,694
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	—	—	(2)
Netwrix Corporation	One stop	SF +	4.75%	(g)	8.39%				06/2029	16	15	—	13
Netwrix Corporation	One stop	SF +	4.75%	(g)	8.39%				06/2029	37	36	—	36
PDQ.com Corporation(5)	One stop				N/A(6)				10/2032	—	—	—	(1)
PDQ.com Corporation	One stop	SF +	4.50%	(h)	8.23%				10/2032	253	252	0.1	243
PDQ.com Corporation	One stop	SF +	4.50%	(h)	8.23%				10/2032	14	13	—	9
ReliaQuest Holdings, LLC(18)	One stop	SF +	5.76%	(h)	6.29%	cash/	3.13%	PIK	04/2031	6,097	6,065	1.5	6,066
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	$—	$(1)	—%	$(1)
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(3)	—	(2)
ReliaQuest Holdings, LLC(18)	One stop	SF +	5.76%	(h)	6.29%	cash/	3.13%	PIK	04/2031	52	52	—	51
WPEngine, Inc.	One stop	SF +	5.75%	(h)	9.43%				08/2029	244	242	0.1	242
WPEngine, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.17%				07/2027	293	293	0.1	292
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.16%				07/2027	13	13	—	12
Zarya Holdco, Inc.	One stop	SF +	6.50%	(h)	10.17%				07/2027	117	116	—	116
										13,360	13,184	3.3	13,129
Leisure Products
Crunch Holdings, LLC	One stop	SF +	4.50%	(g)	8.14%				09/2031	3,503	3,496	0.9	3,503
Crunch Holdings, LLC(5)	One stop				N/A(6)				09/2031	—	(1)	—	—
Movement Holdings, LLC(8)(10)	One stop	SF +	5.50%	(i)	9.24%				03/2030	1,771	1,760	0.5	1,771
Movement Holdings, LLC(5)(8)(10)	One stop				N/A(6)				03/2030	—	(2)	—	—
										5,274	5,253	1.4	5,274
Life Sciences Tools & Services
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(g)	8.14%				09/2032	717	715	0.2	692
Diamondback Acquisition, Inc.(5)	One stop				N/A(6)				09/2032	—	—	—	(5)
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(a)(g)	9.04%				09/2032	32	32	—	29
PAS Parent Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	—
PAS Parent Inc.	One stop	SF +	4.50%	(g)	8.14%				08/2032	123	122	—	124
PAS Parent Inc.(5)	One stop				N/A(6)				08/2032	—	(1)	—	—
										872	867	0.2	840
Machinery
AI Titan Parent, Inc.	One stop	SF +	4.50%	(g)	8.14%				08/2031	655	650	0.2	635
AI Titan Parent, Inc.	One stop	SF +	4.50%	(g)	8.11%				08/2031	29	29	—	26
AI Titan Parent, Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	(2)
Blackbird Purchaser, Inc.	One stop	SF +	5.75%	(h)	9.48%				12/2030	4,852	4,825	1.2	4,818
Blackbird Purchaser, Inc.(5)	One stop				N/A(6)				12/2030	—	(2)	—	(2)
Blackbird Purchaser, Inc.	One stop	SF +	5.75%	(g)(h)	9.47%				12/2029	349	346	0.1	346
										5,885	5,847	1.5	5,821
Media
Lotus Topco, Inc.(5)	One stop				N/A(6)				06/2030	—	(2)	—	—
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	8.48%				06/2030	2,392	2,379	0.6	2,392
Lotus Topco, Inc.(5)	One stop				N/A(6)				06/2030	—	(1)	—	—
Lotus Topco, Inc.	One stop	SF +	4.75%	(h)	8.48%				06/2030	252	251	0.1	252
Shout! Factory, LLC	One stop	SF +	5.25%	(h)	8.98%				06/2031	566	562	0.1	558
Shout! Factory, LLC	One stop	SF +	5.25%	(h)	8.90%				06/2031	19	18	—	18
										3,229	3,207	0.8	3,220
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.	One stop	SF +	4.50%	(g)	8.14%				12/2032	292	291	0.1	291
Edition Holdings, Inc.	One stop	SF +	4.50%	(g)	8.15%				12/2032	2	2	—	2
Edition Holdings, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
										294	293	0.1	293
Pharmaceuticals
ACP Ulysses Buyer, Inc.	One stop	SF +	5.00%	(h)	8.73%				02/2030	110	106	—	110
Caerus Midco 3 S.A.R.L.(8)(15)	One stop	SF +	5.00%	(h)	8.73%				05/2029	767	760	0.2	751
Caerus Midco 3 S.A.R.L.(8)(15)	One stop	SF +	5.00%	(h)	8.73%				05/2029	117	116	—	115
Caerus Midco 3 S.A.R.L.(8)(15)	One stop	SF +	5.00%	(g)	8.65%				05/2029	60	59	—	59
Creek Parent, Inc.	One stop	SF +	5.00%	(g)	8.64%				12/2031	3,238	3,193	0.8	3,190
Creek Parent, Inc.(5)	One stop				N/A(6)				12/2031	—	(6)	—	(7)
										4,292	4,228	1.0	4,218
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
ALKU Intermediate Holdings, LLC	One stop	SF +	6.25%	(h)	9.98%				05/2029	$288	$286	0.1%	$284
ALKU Intermediate Holdings, LLC	One stop	SF +	5.50%	(h)	9.23%				05/2029	32	32	—	31
bswift, LLC	One stop	SF +	4.75%	(h)	8.42%				11/2028	320	316	0.1	315
bswift, LLC	One stop	SF +	4.75%	(h)	8.42%				11/2028	1,223	1,219	0.3	1,205
bswift, LLC	One stop	SF +	4.75%	(h)	8.42%				11/2028	181	180	—	178
Denali Intermediate Holdings, Inc.	One stop	SF +	5.50%	(g)	9.12%				08/2032	98	93	—	93
Denali Intermediate Holdings, Inc.	One stop	SF +	5.50%	(g)	9.15%				08/2032	5,427	5,379	1.3	5,378
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.69%				09/2028	220	218	0.1	218
DISA Holdings Corp.(18)	Subordinated debt	SF +	8.50%	(h)	10.18%	cash/	2.00%	PIK	03/2029	53	53	—	53
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.69%				09/2028	25	25	—	25
DISA Holdings Corp.	One stop	SF +	5.00%	(h)	8.69%				09/2028	31	31	—	31
DISA Holdings Corp.(5)	Senior secured				N/A(6)				09/2028	—	(1)	—	(1)
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.69%				09/2028	361	359	0.1	358
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	8.69%				09/2028	265	263	0.1	263
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(3)	—	(2)
Eclipse Buyer, Inc.	One stop	SF +	4.50%	(h)	8.15%				09/2031	890	883	0.2	872
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	(3)
Teaching Company, The	Senior secured	SF +	5.50%	(h)	9.17%				02/2031	125	124	—	124
Teaching Company, The	Senior secured				N/A(6)				02/2031	—	—	—	—
Varicent Intermediate Holdings Corporation(8)(11)(18)	One stop	SF +	6.00%	(h)	6.48%	cash/	3.25%	PIK	08/2031	3,080	3,049	0.7	2,941
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(4)	—	(18)
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(2)	—	(13)
Varicent Intermediate Holdings Corporation(8)(11)(18)	One stop	SF +	6.00%	(h)	6.48%	cash/	3.25%	PIK	08/2031	254	253	0.1	243
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	—	—	(2)
										12,873	12,752	3.1	12,573
Software
Anaplan, Inc.	One stop	SF +	4.50%	(h)	8.17%				06/2029	9,217	9,178	2.2	8,987
Anaplan, Inc.(5)	One stop				N/A(6)				06/2028	—	—	—	(5)
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(e)	8.98%				06/2029	678	616	0.2	668
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(e)	8.98%				06/2029	354	313	0.1	348
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	8.73%				07/2030	1,064	1,048	0.3	1,059
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	8.73%				07/2030	68	67	—	67
Arrow Buyer, Inc.	One stop	SF +	5.00%	(h)	8.73%				07/2030	70	70	—	69
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.15%	(h)	7.88%				07/2031	331	329	0.1	331
Artifact Bidco, Inc.	One stop				N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(g)	9.64%				03/2031	624	617	0.2	614
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(g)	9.64%				03/2031	1,418	1,403	0.3	1,396
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(2)	—	(3)
Baxter Planning Systems, LLC(18)	One stop	SF +	6.25%	(h)	6.53%	cash/	3.38%	PIK	05/2031	957	953	0.2	914
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	(8)
BestPass, Inc.	One stop	SF +	4.75%	(g)	8.39%				08/2031	2,997	2,986	0.7	2,937
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	(6)
BestPass, Inc.	One stop	SF +	4.75%	(g)	8.39%				08/2031	398	396	0.1	390
Bloomerang, LLC(5)	One stop				N/A(6)				12/2029	—	(3)	—	(6)
Bloomerang, LLC(5)(18)	One stop				N/A(6)				12/2029	—	(3)	—	(5)
Bloomerang, LLC(18)	One stop	SF +	5.50%	(h)	6.23%	cash/	3.00%	PIK	12/2029	51	51	—	50
Bloomerang, LLC(18)	One stop	SF +	5.50%	(h)	6.23%	cash/	3.00%	PIK	12/2029	2,791	2,775	0.7	2,763
Coupa Holdings, LLC	One stop	SF +	5.25%	(h)	8.91%				02/2030	2,124	2,092	0.5	2,113
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Coupa Holdings, LLC	One stop	SF +	5.25%	(h)	8.90%				02/2029	$30	$29	—%	$30
Coupa Holdings, LLC	One stop	SF +	5.25%	(h)	8.90%				02/2030	193	191	0.1	192
Crewline Buyer, Inc.	One stop	SF +	6.75%	(h)	10.41%				11/2030	6,213	6,155	1.5	6,089
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(6)	—	(13)
Einstein Parent, Inc.	One stop	SF +	5.25%	(h)	8.91%				01/2031	2,738	2,696	0.7	2,697
Einstein Parent, Inc.(5)	One stop				N/A(6)				01/2031	—	(4)	—	(4)
Espresso Bidco, Inc.(18)	One stop	SF +	5.75%	(h)	6.35%	cash/	3.13%	PIK	03/2032	206	204	0.1	202
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(1)	—	(2)
Espresso Bidco, Inc.(18)	One stop	SF +	5.75%	(h)	6.35%	cash/	3.13%	PIK	03/2032	834	824	0.2	817
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	8.48%				09/2030	2,965	2,909	0.7	2,920
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(6)	—	(3)
Evergreen IX Borrower 2023, LLC	One stop	SF +	4.75%	(h)	8.48%				09/2030	274	273	0.1	270
Flexera Software, LLC(9)	One stop	E +	4.50%	(b)	6.71%				08/2032	242	247	0.1	235
Flexera Software, LLC	One stop	SF +	4.50%	(h)	8.15%				08/2032	700	700	0.2	683
Flexera Software, LLC(5)	One stop				N/A(6)				08/2032	—	—	—	(1)
Flexera Software, LLC	One stop	SF +	4.50%	(h)	8.15%				08/2032	187	186	—	182
GTIV, LLC	One stop	SF +	4.50%	(h)	8.16%				02/2031	863	861	0.2	850
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.63%	(h)	6.23%	cash/	4.13%	PIK	07/2029	2,139	2,123	0.5	2,075
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.63%	(h)	6.23%	cash/	4.13%	PIK	07/2029	1,398	1,387	0.3	1,356
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.63%	(h)	6.23%	cash/	4.13%	PIK	07/2029	256	255	0.1	248
GTY Technology Holdings, Inc.	One stop	SF +	6.00%	(h)	9.73%				07/2029	45	44	—	41
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.63%	(h)	6.16%	cash/	4.13%	PIK	07/2029	637	628	0.2	618
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.63%	(h)	6.16%	cash/	4.13%	PIK	07/2029	272	271	0.1	264
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.63%	(h)	6.16%	cash/	4.13%	PIK	07/2029	53	52	—	51
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(2)	—	—
Gurobi Optimization, LLC	One stop	SF +	4.50%	(h)	8.23%				09/2031	2,876	2,855	0.7	2,876
Hyland Software, Inc.	One stop	SF +	4.75%	(g)	8.39%				09/2030	7,101	7,037	1.7	6,924
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	(3)
Icefall Parent, Inc.	One stop	SF +	4.50%	(h)	8.23%				01/2030	3,894	3,844	1.0	3,777
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(5)	—	(12)
ICIMS, Inc.	One stop	SF +	5.75%	(h)	9.42%				08/2028	3,316	3,297	0.8	3,101
ICIMS, Inc.	One stop	SF +	5.75%	(h)	9.41%				08/2028	29	28	—	22
IQN Holding Corp. (18)	One stop	SF +	5.25%	(h)	8.98%	PIK			05/2029	809	806	0.2	793
IQN Holding Corp.	One stop	SF +	5.25%	(h)	8.99%				05/2028	36	36	—	35
IQN Holding Corp. (18)	One stop	SF +	5.25%	(h)	8.98%				05/2029	192	190	—	188
Island Bidco AB(8)(12)(18)	One stop	SF +	7.00%	(i)	7.35%	cash/	3.50%	PIK	07/2028	816	812	0.2	795
Island Bidco AB(8)(9)(12)(18)	One stop	E +	7.25%	(d)	2.60%	cash/	7.25%	PIK	07/2028	508	468	0.1	497
Island Bidco AB(8)(12)(18)	One stop	SF +	7.00%	(i)	7.35%	cash/	3.50%	PIK	07/2028	208	207	0.1	202
Island Bidco AB(8)(12)	One stop	SF +	6.50%	(i)	10.19%				07/2028	29	29	—	28
Island Bidco AB(8)(9)(12)	One stop	E +	6.50%	(d)	8.83%				07/2028	15	15	—	14
Jawbreaker Parent, Inc.	One stop	SF +	4.75%	(h)	8.48%				01/2033	317	316	0.1	314
Jawbreaker Parent, Inc.	One stop				N/A(6)				01/2033	—	—	—	—
Jawbreaker Parent, Inc.	One stop				N/A(6)				01/2033	—	—	—	—
Lightcast Global, Inc.	One stop				N/A(6)				06/2028	—	—	—	—
Lightcast Global, Inc.	One stop	SF +	4.50%	(h)	8.38%				06/2028	241	240	0.1	241
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	(6)
LogicMonitor, Inc.	One stop	SF +	5.50%	(h)	9.16%				11/2031	3,383	3,367	0.8	3,332
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	—	—	(1)
MS Buyer, Inc.	One stop	SF +	5.25%	(h)	8.99%				07/2031	28	26	—	24
MS Buyer, Inc.	One stop	SF +	5.25%	(h)	8.98%				07/2031	3,046	3,025	0.8	3,000
MS Buyer, Inc.	One stop	SF +	5.25%	(h)	8.98%				07/2031	513	508	0.1	505
Navex Global Holdings Corporation	One stop	SF +	5.00%	(g)	8.64%				10/2032	5,786	5,698	1.4	5,671
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2031	—	(1)	—	(11)
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2032	—	—	—	(1)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Onit, Inc.	One stop	SF +	4.75%	(h)	8.41%				01/2032	$251	$249	0.1%	$245
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	—	—	(1)
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	—	—	(3)
Onit, Inc.	One stop	SF +	4.50%	(h)	8.16%				01/2032	67	67	—	65
Panzura, LLC(7)(18)	One stop	N/A			9.00%	cash/	8.00%	PIK	08/2027	75	64	—	63
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	8.92%				06/2029	2,611	2,600	0.6	2,533
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	8.91%				06/2029	2,252	2,243	0.6	2,185
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	8.92%				06/2029	77	76	—	74
Quant Buyer, Inc.	One stop	SF +	5.25%	(h)	8.92%				06/2029	62	61	—	60
Rainforest Bidco Limited(8)(9)(10)(18)	One stop	SN +	5.43%	(e)	7.23%	cash/	1.93%	PIK	07/2029	796	708	0.2	780
Rainforest Bidco Limited(8)(10)(18)	One stop	SF +	5.43%	(f)	7.13%	cash/	1.93%	PIK	07/2029	142	141	—	139
Rainforest Bidco Limited(8)(9)(10)(18)	One stop	SN +	5.43%	(e)	7.23%	cash/	1.93%	PIK	07/2029	59	52	—	57
Templafy APS and Templafy, LLC(8)(14)	One stop	SF +	6.00%	(h)	9.88%				07/2028	552	547	0.1	544
Templafy APS and Templafy, LLC(5)(8)(14)	One stop				N/A(6)				07/2028	—	—	—	(1)
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(g)	8.89%				05/2031	77	74	—	56
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(g)	8.89%				05/2031	5,794	5,759	1.4	5,620
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(g)	8.89%				05/2031	93	93	—	90
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(g)	8.89%				05/2031	145	144	—	141
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(1)	—	(9)
Tricentis Operations Holdings, Inc.(18)	One stop	SF +	6.00%	(h)	6.39%	cash/	3.25%	PIK	02/2032	3,000	2,988	0.7	2,924
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(2)	—	(14)
Trintech, Inc.	One stop	SF +	4.75%	(g)	8.39%				01/2033	774	767	0.2	743
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(5)
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(4)
Vanco Payment Solutions, LLC(5)	One stop				N/A(6)				12/2031	—	—	—	(1)
Vanco Payment Solutions, LLC	One stop	SF +	4.75%	(h)	8.48%				12/2031	364	361	0.1	353
Viper Bidco, Inc.(9)	One stop	SN +	4.50%	(e)	8.23%				11/2031	281	265	0.1	277
Viper Bidco, Inc.	One stop	SF +	4.50%	(h)	8.23%				11/2031	620	617	0.2	610
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	—	—	(1)
Viper Bidco, Inc.	One stop				N/A(6)				11/2031	—	—	—	—
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	(10)
Zendesk, Inc.	One stop	SF +	5.00%	(h)	8.73%				11/2028	644	639	0.2	628
Zendesk, Inc.(5)	One stop				N/A(6)				11/2028	—	—	—	(1)
Zendesk, Inc.	One stop	SF +	5.00%	(h)	8.73%				11/2028	3,994	3,963	1.0	3,894
Zendesk, Inc.	One stop	SF +	5.00%	(h)	8.73%				11/2028	338	335	0.1	329
										99,598	98,502	24.4	97,135
Specialty Retail
Biscuit Parent, LLC	One stop	SF +	4.75%	(h)	8.48%				02/2031	3,410	3,393	0.9	3,410
Biscuit Parent, LLC(5)	One stop				N/A(6)				02/2031	—	(5)	—	—
Biscuit Parent, LLC	One stop				N/A(6)				02/2031	—	—	—	—
Cavender Stores L.P.	Senior secured	SF +	4.50%	(h)	8.16%				10/2029	6,048	6,015	1.5	6,048
CVP Holdco, Inc.(5)	One stop				N/A(6)				06/2030	—	(2)	—	(2)
CVP Holdco, Inc.	One stop	SF +	4.75%	(g)	8.39%				06/2031	2,727	2,708	0.7	2,702
CVP Holdco, Inc.	One stop	SF +	4.75%	(g)	8.39%				06/2031	411	410	0.1	408
PetVet Care Centers, LLC	One stop	SF +	6.00%	(g)	9.64%				11/2030	2,326	2,297	0.5	2,047
PetVet Care Centers, LLC	One stop	SF +	6.00%	(g)	9.62%				11/2029	107	103	—	72
Radiance Borrower, LLC	One stop	SF +	5.25%	(g)	8.89%				06/2031	32	30	—	32
Radiance Borrower, LLC(18)	One stop	SF +	5.25%	(g)	8.89%				06/2031	3,441	3,423	0.9	3,441
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%				08/2028	2,471	2,459	0.6	2,471
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%				08/2028	167	166	—	167
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%				08/2028	162	161	—	162
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%				08/2028	128	127	—	128
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.73%	PIK			09/2029	45	44	—	45
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%				08/2028	53	53	—	53
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%		08/2028	$104	$103	—%	$104
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%		08/2028	40	40	—	40
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%		08/2028	37	37	—	37
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%		08/2028	236	234	0.1	236
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.73%	PIK	09/2029	172	171	—	172
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%		08/2028	296	294	0.1	296
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%		08/2028	73	73	—	73
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.73%	PIK	09/2029	91	91	—	91
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%		08/2028	49	49	—	49
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.73%	PIK	09/2029	8	8	—	8
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%		08/2028	254	253	0.1	254
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.73%	PIK	09/2029	33	33	—	33
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%		08/2028	80	80	—	80
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)		08/2028	—	(1)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(h)	9.48%		08/2028	116	115	—	116
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.73%	PIK	09/2029	377	375	0.1	377
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(h)	12.73%	PIK	09/2029	167	167	—	167
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(h)	8.98%		08/2028	102	101	—	102
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.00%	(h)	8.66%		10/2029	344	342	0.1	343
VSG Acquisition Corp. and Sherrill, Inc.	One stop				N/A(6)		10/2029	—	—	—	—
								24,107	23,947	5.7	23,762
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(2)	—	(4)
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	8.64%		02/2032	2,757	2,743	0.7	2,733
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	8.64%		02/2032	546	543	0.1	541
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(1)	—	(2)
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	8.64%		02/2032	51	51	—	51
								3,354	3,334	0.8	3,319
Water Utilities
S.J. Electro Systems, LLC	One stop	SF +	4.75%	(h)	8.56%		06/2028	188	187	—	187
S.J. Electro Systems, LLC(5)	One stop				N/A(6)		06/2028	—	(1)	—	(1)
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(g)(i)	8.14%		07/2031	277	275	0.1	276
Vessco Midco Holdings, LLC	One stop	P +	3.50%	(a)	10.25%		07/2031	1	1	—	1
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(g)(i)	8.17%		07/2031	91	90	—	90
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(i)	8.19%		07/2031	203	202	0.1	202
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)		07/2031	—	—	—	(1)
								760	754	0.2	754

Total debt investments								397,859	394,186	97.7	391,670
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP interest	N/A	N/A	02/2023	N/A	15	$145	—%	$142

Air Freight & Logistics
RJW Group Holdings, Inc.	LP interest	N/A	N/A	11/2024	N/A	275	169	0.1	235

Auto Components
Arnott, LLC	LP interest	N/A	N/A	12/2024	N/A	—	22	—	15

Automobiles
CAP-KSI Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	140	—	—	—
CAP-KSI Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	140	140	—	117
National Express Wash Parent Holdco, LLC	LP interest	N/A	N/A	07/2022	N/A	—	44	—	103
Quick Quack Car Wash Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	751	751	0.3	1,029
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	06/2024	N/A	149	149	0.1	204
Yorkshire Parent, Inc.	LP interest	N/A	N/A	12/2023	N/A	—	24	—	25
							1,108	0.4	1,478
Beverages
Spindrift Beverage Co., Inc.	LP interest	N/A	N/A	02/2025	N/A	—	482	0.1	547

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP interest	N/A	N/A	01/2024	N/A	—	20	—	20

Diversified Consumer Services
Action Termite Control, LLC	Preferred stock	N/A	N/A	12/2025	N/A	—	7	—	7
Action Termite Control, LLC	Common stock	N/A	N/A	12/2025	N/A	—	—	—	1
CHVAC Services Investment, LLC	LLC interest	N/A	N/A	05/2024	N/A	23	59	—	54
DP Flores Holdings, LLC	LLC interest	N/A	N/A	09/2022	N/A	50	40	—	80
HS Spa Holdings, Inc.	LP interest	N/A	N/A	05/2022	N/A	33	33	—	23
Kodiak Buyer, LLC	Common stock	N/A	N/A	08/2025	N/A	—	17	—	20
NSG Buyer, Inc.	LP interest	N/A	N/A	11/2022	N/A	—	397	0.2	631
SCP CDH Buyer, Inc.	Preferred stock	N/A	N/A	12/2025	N/A	—	14	—	14
SCP CDH Buyer, Inc.	Common stock	N/A	N/A	12/2025	N/A	—	1	—	2
Virginia Green Acquisition, LLC	LP interest	N/A	N/A	12/2023	N/A	18	18	—	25
							586	0.2	857
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A	01/2025	N/A	1	6	—	23

Food & Staples Retailing
GMF Parent, Inc.	LP interest	N/A	N/A	12/2025	N/A	—	38	—	33

Food Products
Zullas, L.C.	Common stock	N/A	N/A	06/2025	N/A	—	68	—	67
Healthcare Equipment & Supplies
Centegix Intermediate II, LLC	LLC interest	N/A	N/A	08/2025	N/A	78	78	—	84

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
HP TLE Buyer, Inc.	LP interest	N/A			N/A		07/2025	N/A	29	$29	—%	$34
Signature MD, Inc.	Common stock	N/A			N/A		02/2026	N/A	—	13	—	15
										42	—	49
Healthcare Technology
Amberfield Acquisition Co.	LLC interest	N/A			N/A		05/2024	N/A	100	100	—	137
Modernizing Medicine, Inc.(17)	Preferred stock	N/A			13.00%	Non-Cash	04/2025	N/A	—	57	—	57
										157	—	194
Hotels, Restaurants & Leisure
Patriot Acquireco, LLC	Common stock	N/A			N/A		09/2025	N/A	77	79	—	80
PB Group Holdings, LLC	LP interest	N/A			N/A		08/2024	N/A	24	55	—	45
Saguaro Buyer, LLC	Common stock	N/A			N/A		07/2025	N/A	—	100	—	144
										234	—	269
Industrial Conglomerates
Anova Buyer, Inc.	Common stock	N/A			N/A		01/2026	N/A	—	37	—	40

Insurance
Oakbridge Insurance Agency, LLC	LP interest	N/A			N/A		11/2023	N/A	1	18	—	25

IT Services
Critical Start, Inc.	Common stock	N/A			N/A		05/2022	N/A	17	17	—	1
Netwrix Corporation	LLC interest	N/A			N/A		06/2022	N/A	4	9	—	6
										26	—	7
Leisure Products
Movement Holdings, LLC(8)(10)	LLC interest	N/A			N/A		03/2024	N/A	—	107	—	59

Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	212	212	0.1	223

Professional Services
Eclipse Buyer, Inc.(17)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	43	—	43

Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	364	364	0.2	580
Cynet Security Ltd.(8)(13)	Preferred stock	N/A			N/A		08/2022	N/A	9	31	—	35
Energy Worldnet, LLC(17)	LLC interest	N/A			N/A		02/2025	N/A	50	51	—	55
GTY Technology Holdings, Inc.	LP interest	N/A			N/A		07/2022	N/A	28	25	—	51
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	44	—	41
Kaseya Inc.(7)(17)	Preferred stock	SF +	10.75%	(h)	14.60%	Non-Cash	06/2022	N/A	—	304	0.1	227
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	20	20	—	12
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	0.1	275
Onit, Inc.	Common stock	N/A			N/A		09/2025	N/A	—	6	—	7
Menlo Ridgeview Co-Invest, LLC(8)	LLC interest	N/A			N/A		05/2025	N/A	43	45	—	46
MS Buyer, Inc.	LP interest	N/A			N/A		07/2024	N/A	56	56	—	37
Navex Global Holdings Corporation	LP interest	N/A			N/A		10/2025	N/A	—	75	—	64
Panzura, LLC	LLC interest	N/A			N/A		03/2025	N/A	1	4	—	—
Templafy APS and Templafy, LLC(8)(14)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	4
Togetherwork Holdings, LLC	LP interest	N/A			N/A		07/2024	N/A	67	291	0.1	294
Tricentis Operations Holdings, Inc.	LP interest	N/A			N/A		02/2025	N/A	40	40	—	39
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zendesk, Inc.	Common stock	N/A	N/A		11/2022	N/A	9	$91	—%	$82
								1,705	0.5	1,849
Specialty Retail
Salon Lofts Group, LLC	Common stock	N/A	N/A		08/2022	N/A	—	66	—	31

Total equity investments								5,369	1.4	6,290

Total investments								$399,555	99.1%	$397,960

Money market funds (included in cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			3.51%	(19)				$3,927	1.0%	$3,927
Total money market funds								3,927	1.0	3,927
Total investments and money market funds								$403,482	100.1%	$401,887
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Sterling Overnight Index Average (“SONIA” or “SN”), which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2026. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2026, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2026, as the loan could have priced or repriced based on an index rate prior to June 30, 2026.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of June 30, 2026.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.20% as of June 30, 2026.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.32% as of June 30, 2026.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.57% as of June 30, 2026.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of June 30, 2026.
(f) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 3.68% as of June 30, 2026.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 3.65% as of June 30, 2026.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.73% as of June 30, 2026.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.85% as of June 30, 2026.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2026.
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
(6)The entire commitment was unfunded as of June 30, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of June 30, 2026, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, total non-qualifying assets at fair value represented 2.5% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(18)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2026.
(19)The rate shown is the annualized seven-day yield as of June 30, 2026.

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

Derivative instruments:
The Company follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC Topic 815”) when accounting for derivative instruments.
Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the forward currency contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded in the Consolidated Statements of Financial Condition as a component of net unrealized appreciation from forward currency contracts or net unrealized depreciation on forward currency contracts by counterparty on a net basis across all derivative instruments, not taking into account collateral posted, which is recorded separately, if applicable.

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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and nine months ended June 30, 2026, the Company received Loan Origination Fees that were capitalized of $42 and $281, respectively. For the three and nine months ended June 30, 2025, the Company received Loan Origination Fees that were capitalized of $171 and $857, respectively. For the three and nine months ended June 30, 2026, interest income included $317 and $932, respectively, of Discount Amortization. For the three and nine months ended June 30, 2025, interest income included $236 and $804, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2026, investment income included $586 and $1,671, respectively, of PIK interest and the Company capitalized PIK interest of $583 and $1,663, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2025, investment income included $547 and $1,492, respectively, of PIK interest and the Company capitalized PIK interest of $534 and $1,468, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three and nine months ended June 30, 2026, fee income included $12 and $18 of non-recurring prepayment premiums, respectively. For the three months ended June 30, 2025, there was no fee income included from non-recurring prepayment premiums. For the nine months ended June 30, 2025, fee income included $8 non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three and nine months ended June 30, 2026, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $7,283 and $25,947, respectively. For the three and nine months ended June 30, 2025, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $8,700 and $24,043, respectively.

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

For the three and nine months ended June 30, 2026, the Company recognized PIK and non-cash dividend income of $3 and $32, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2025, the Company recognized PIK and non-cash dividend income of $14 and $71, respectively, which were capitalized into the cost basis of certain preferred equity investments. For both the three and nine months ended June 30, 2026, the Company received $4 cash payments of accrued and capitalized preferred dividends. For the three months ended June 30, 2025, the Company did not receive any cash payments of accrued and capitalized preferred dividends. For the nine months ended June 30, 2025, the Company received $84 cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

For the three and nine months ended June 30, 2026, the Company recorded dividend income received in cash of $1 and $61, respectively, and return of capital distributions received in cash of less than $1 and $10, respectively. For the three and nine months ended June 30, 2025, the Company recorded dividend income received in cash of $1 and $29, respectively, and return of capital distributions received in cash of less than $1 and $41, respectively.

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

Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized loan origination fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans as of June 30, 2026 was $216. As of September 30, 2025, the Company had no portfolio company loans on non-accrual status.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of June 30, 2026, there was one preferred equity security on non-accrual status with a fair value of $227. There were no preferred equity securities on non-accrual status as of September 30, 2025.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three and nine months ended June 30, 2026 and 2025, the Company did not record any U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2026. The Company’s tax returns for the 2023 through 2025 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and nine months ended June 30, 2026, there was no amortization of deferred offering costs. For the three and nine months ended June 30, 2025, the Company amortized $0 and $58, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee, that as of June 30, 2026, includes the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “Total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.
Recent accounting updates: In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU No. 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.

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

As of June 30, 2026 and September 30, 2025, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2026		As of September 30, 2025
	Subscriptions	Contributions	Subscriptions	Contributions
GDLCU Stockholders	$401,191	$401,191	$401,191	$401,191

As of both June 30, 2026 and September 30, 2025, the ratio of total contributed capital to total capital subscriptions was 100.0% and the Company had no uncalled capital commitments.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLCU common stock issued for the nine months ended June 30, 2025:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the nine months ended June 30, 2025
Issuance of shares	11/05/2024	1,135,022.533	$15.00	$17,026
Issuance of shares	12/17/2024	1,135,022.533	15.00	17,025
Issuance of shares	02/14/2025	1,420,519.666	15.00	21,308
Issuance of shares	06/25/2025	796,700.000	15.00	11,950
Shares issued for capital drawdowns		4,487,264.732		$67,309

There were no shares of GDLCU common stock issued for the nine months ended June 30, 2026.

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

For the three and nine months ended June 30, 2026, the base management fee incurred by the Company was $999 and $2,984, respectively. For the three and nine months ended June 30, 2025, the base management fee incurred by the Company was $885 and $2,515, respectively. For the three months ended June 30, 2025, there was no base management fee waived by the Investment Adviser. For the nine months ended June 30, 2025, the base management fee irrevocably waived by the Investment Adviser was $543.

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
•100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 10.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the “catch-up” provision; and
•10.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2026, the Income Incentive Fee incurred was $797 and $2,424, respectively. For the three and nine months ended June 30, 2025, the Income Incentive Fee incurred was $783 and $2,349, respectively.

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

For the three and nine months ended June 30, 2026 and 2025, the Company did not accrue a Capital Gain Incentive Fee. As of both June 30, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to June 30, 2026.

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

For the three months ended June 30, 2026, the Company did not accrue a capital gain incentive fee under GAAP. For the nine months ended June 30, 2026, the Company recorded a reversal of the capital gain incentive fee under GAAP of $442. For the three and nine months ended June 30, 2025, the Company accrued a capital gain incentive

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
fee under GAAP of $5 and $71, respectively. Changes in the accrual for the capital gain incentive fee under GAAP are included in “Incentive fee” on the Consolidated Statements of Operations.

As of June 30, 2026 there was no cumulative accrual for capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $442 of cumulative accrual for capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition.

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

As of June 30, 2026 and September 30, 2025, included in accounts payable and other liabilities is $146 and $120, respectively, for accrued allocated shared services under the Administration Agreement.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both June 30, 2026 and September 30, 2025, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $301.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2026 were $126 and $643, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2025 were $137 and $576, respectively. As of June 30, 2026 and September 30, 2025, there was $149 and $252, respectively, included in accounts payable and other liabilities for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP’s capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $25,000. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15,000 of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of June 30, 2026, GGP Class B-P, LLC has an aggregate commitment of $40,011. As of June 30, 2026, the Company has issued 2,667,366.664 shares of its common stock, including 550,000 shares of its common stock purchased from other stockholders, to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $40,011 and has also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of June 30, 2026, permits the Company to borrow a maximum of $75,000 and expires on March 26, 2028. Refer to Note 8 for discussion of the Adviser Revolver.

Note 5. Investments

Investments as of June 30, 2026 and September 30, 2025 consisted of the following:

	As of June 30, 2026			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$23,340	$23,198	$23,288	$16,637	$16,513	$16,647
One stop	373,573	370,046	367,436	366,227	361,982	365,087
Second lien	893	889	893	1,132	1,119	1,143
Subordinated debt	53	53	53	155	153	156
Equity	N/A	5,369	6,290	N/A	5,465	7,095
Total	$397,859	$399,555	$397,960	$384,151	$385,232	$390,128

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

	As of June 30, 2026		As of September 30, 2025
Amortized Cost:
United States
Midwest	$82,345	20.6%	$81,814	21.3%
Southeast	82,060	20.5	84,132	21.8
West	72,949	18.3	74,740	19.5
Mid-Atlantic	63,529	15.9	54,273	14.1
Southwest	53,526	13.5	46,747	12.1
Northeast	35,091	8.8	32,355	8.4
United Kingdom	3,695	0.9	5,170	1.3
Canada	3,296	0.8	2,964	0.8
Sweden	2,478	0.6	2,453	0.6
Denmark	555	0.1	553	0.1
Israel	31	0.0 *	31	0.0 *
Total	$399,555	100.0%	$385,232	100.0%

Fair Value:
United States
Midwest	$82,156	20.6%	$83,086	21.2%
Southeast	81,838	20.6	85,114	21.8
West	72,678	18.3	75,648	19.4
Mid-Atlantic	63,500	16.0	54,951	14.1
Southwest	53,112	13.3	47,108	12.1
Northeast	34,569	8.7	32,640	8.4
United Kingdom	3,822	1.0	5,369	1.4
Canada	3,151	0.8	3,007	0.8
Sweden	2,552	0.6	2,603	0.7
Denmark	547	0.1	554	0.1
Israel	35	0.0 *	48	0.0 *
Total	$397,960	100.0%	$390,128	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2026 and September 30, 2025 were as follows:

	As of June 30, 2026		As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$8,460	2.1%	$6,278	1.6%
Air Freight & Logistics	3,954	1.0	3,948	1.0
Auto Components	8,273	2.1	8,146	2.1
Automobiles	20,666	5.2	19,664	5.1
Banks	2,067	0.5	1,692	0.4
Beverages	4,849	1.2	4,804	1.2
Building Products	123	0.0 *	83	0.0 *
Capital Markets	5,141	1.3	4,865	1.3
Chemicals	925	0.2	919	0.3
Commercial Services & Supplies	12,124	3.0	15,946	4.2
Construction & Engineering	4,175	1.0	3,873	1.0
Diversified Consumer Services	35,917	9.0	32,658	8.5
Diversified Financial Services	6,823	1.7	5,818	1.5
Electric Utilities	461	0.1	446	0.1
Electrical Equipment	—	—	1,609	0.4
Electronic Equipment, Instruments & Components	1,502	0.4	1,503	0.4
Food & Staples Retailing	276	0.1	—	—
Food Products	4,802	1.2	4,851	1.3
Healthcare Equipment & Supplies	11,790	3.0	9,129	2.4
Healthcare Providers & Services	20,086	5.0	19,824	5.2
Healthcare Technology	18,241	4.6	15,777	4.1
Hotels, Restaurants & Leisure	22,623	5.7	19,610	5.1
Household Durables	244	0.1	—	—
Household Products	418	0.1	421	0.1
Industrial Conglomerates	8,004	2.0	3,622	0.9
Insurance	23,284	5.8	21,268	5.5
IT Services	13,210	3.3	12,891	3.4
Leisure Products	5,360	1.3	5,388	1.4
Life Sciences Tools & Services	867	0.2	5,845	1.5
Machinery	5,847	1.5	5,850	1.5
Media	3,207	0.8	2,786	0.7
Oil, Gas & Consumable Fuels	293	0.1	4,633	1.2
Pharmaceuticals	4,440	1.1	4,336	1.1
Professional Services	12,795	3.2	12,134	3.1
Road & Rail	—	—	1,663	0.4
Software	100,207	25.1	95,852	24.9
Specialty Retail	24,013	6.0	23,446	6.1
Transportation Infrastructure	3,334	0.8	3,329	0.9
Water Utilities	754	0.2	325	0.1
Total	$399,555	100.0%	$385,232	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2026		As of September 30, 2025
Fair Value:
Aerospace & Defense	$8,490	2.1%	$6,302	1.6%
Air Freight & Logistics	4,044	1.0	4,022	1.0
Auto Components	8,348	2.1	8,245	2.1
Automobiles	21,065	5.3	20,191	5.2
Banks	2,032	0.5	1,709	0.4
Beverages	4,917	1.2	4,960	1.3
Building Products	123	0.0 *	84	0.0 *
Capital Markets	5,101	1.3	4,911	1.3
Chemicals	920	0.2	922	0.3
Commercial Services & Supplies	12,120	3.1	16,097	4.1
Construction & Engineering	4,153	1.0	3,899	1.0
Diversified Consumer Services	35,749	9.0	33,114	8.5
Diversified Financial Services	6,830	1.7	5,854	1.5
Electric Utilities	485	0.1	469	0.1
Electrical Equipment	—	—	1,638	0.4
Electronic Equipment, Instruments & Components	1,517	0.4	1,550	0.4
Food & Staples Retailing	269	0.1	—	—
Food Products	4,847	1.2	4,908	1.3
Healthcare Equipment & Supplies	11,805	3.0	9,185	2.4
Healthcare Providers & Services	20,069	5.0	20,087	5.2
Healthcare Technology	18,103	4.6	15,906	4.1
Hotels, Restaurants & Leisure	22,598	5.7	19,728	5.1
Household Durables	244	0.1	—	—
Household Products	415	0.1	423	0.1
Industrial Conglomerates	7,962	2.0	3,665	0.9
Insurance	23,204	5.8	21,446	5.5
IT Services	13,136	3.3	13,042	3.4
Leisure Products	5,333	1.3	5,376	1.4
Life Sciences Tools & Services	840	0.2	6,425	1.6
Machinery	5,821	1.5	5,901	1.5
Media	3,220	0.8	2,786	0.7
Oil, Gas & Consumable Fuels	293	0.1	4,666	1.2
Pharmaceuticals	4,441	1.1	4,419	1.1
Professional Services	12,616	3.2	12,211	3.1
Road & Rail	—	—	1,674	0.4
Software	98,984	24.9	97,231	24.9
Specialty Retail	23,793	6.0	23,445	6.0
Transportation Infrastructure	3,319	0.8	3,310	0.8
Water Utilities	754	0.2	327	0.1
Total	$397,960	100.0%	$390,128	100.0%

*	Represents an amount less than 0.1%

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of June 30, 2026 and September 30, 2025 were as follows:

As of June 30, 2026
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,500	GBP	$1,985	USD	10/15/2026	$—	$(4)
Macquarie Bank Limited	€2,000	EUR	$2,351	USD	10/15/2026	56	—
						$56	$(4)

As of September 30, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	£1,380	GBP	$1,697	USD	10/14/2025	$—	$(158)
Macquarie Bank Limited	€1,600	EUR	$1,753	USD	10/14/2025	—	(127)
						$—	$(285)

The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and nine months ended June 30, 2026 and 2025 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Foreign exchange	$—	$—	$(232)	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Foreign exchange	$27	$(260)	$337	$(153)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2026 and 2025:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Forward currency contracts	$4,336	$3,450	$4,370	$3,450
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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from Macquarie, if any, is included in the Consolidated Statements of Financial Condition as

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
“Other assets” or “Accounts payable and other liabilities”. As of June 30, 2026, there was no collateral pledged for derivatives. As of September 30, 2025, there was $350 of collateral pledged for derivatives which is included in “Other assets” on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2026 and September 30, 2025:

As of June 30, 2026
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Unrealized appreciation on forward currency contracts	$56	$(4)	$52	$—	$52

As of September 30, 2025
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Unrealized depreciation on forward currency contracts	$—	$(285)	$(285)	$285	$—

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2026 and 2025. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment prepared by the professionals of the Valuation Designee responsible for the valuation function, based on the fair value methodology in accordance with ASC Topic 820 described below (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. The valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of the Company’s debt and equity investments without readily available market quotations (subject to a de minimis threshold) was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of June 30, 2026 and September 30, 2025 were valued using Level 3 inputs. As of June 30, 2026 and September 30, 2025, all money market funds included in cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from independent brokers. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Valuation Designee generally uses the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments but may use another value if the Valuation Designee determines it better represents the investment’s fair value. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.
Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a ready market existed for such investments and could differ materially from the values that are

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly-traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following tables present fair value measurements of the Company’s assets and liabilities recorded at fair value and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of June 30, 2026 and September 30, 2025:

As of June 30, 2026	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$391,670	$391,670
Equity investments(1)	—	—	6,290	6,290
Money market funds(1)(2)	3,927	—	—	3,927
Forward currency contracts	—	56	—	56
Total assets, at fair value:	$3,927	$56	$397,960	$401,943
Liabilities, at fair value:
Forward currency contracts	$—	$(4)	$—	$(4)
Total liabilities, at fair value:	$—	$(4)	$—	$(4)

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$383,033	$383,033
Equity investments(1)	—	—	7,095	7,095
Money market funds(1)(2)	12,875	—	—	12,875
Total assets, at fair value:	$12,875	$—	$390,128	$403,003
Liabilities, at fair value:
Forward currency contracts	$—	$(285)	$—	$(285)
Total liabilities, at fair value:	$—	$(285)	$—	$(285)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in “Cash equivalents” on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2026 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $(234) and $(5,552), respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2025 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $438 and $1,630, respectively.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2026 and 2025:

	For the nine months ended June 30, 2026
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$383,033	$7,095	$390,128
Net change in unrealized appreciation (depreciation) on investments	(5,683)	(709)	(6,392)
Net translation of investments in foreign currencies	(98)	—	(98)
Realized gain (loss) on investments	—	447	447
Realized gain (loss) on translation of investments in foreign currencies	6	—	6
Fundings of (proceeds from) revolving loans, net	2,121	—	2,121
Fundings of investments	33,455	713	34,168
PIK interest and non-cash dividends	1,663	32	1,695
Proceeds from non-cash dividends	—	(4)	(4)
Proceeds from principal payments and sales of portfolio investments	(23,759)	(1,284)	(25,043)
Accretion of discounts and amortization of premiums	932	—	932
Fair value, end of period	$391,670	$6,290	$397,960

	For the nine months ended June 30, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$291,377	$4,448	$295,825
Net change in unrealized appreciation (depreciation) on investments	(10)	661	651
Net translation of investments in foreign currencies	200	—	200
Realized gain (loss) on translation of investments in foreign currencies	(2)	—	(2)
Fundings of (proceeds from) revolving loans, net	1,334	—	1,334
Fundings of investments	80,899	1,599	82,498
PIK interest and non-cash dividends	1,468	71	1,539
Proceeds from non-cash dividends	—	(84)	(84)
Proceeds from principal payments and sales of portfolio investments	(20,497)	(165)	(20,662)
Accretion of discounts and amortization of premiums	804	—	804
Fair value, end of period	$355,573	$6,530	$362,103

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2026	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$23,288	Yield analysis	Market interest rate	8.5% - 10.3% (8.9%)
		Market comparable companies	EBITDA multiples	5.5x - 20.5x (10.3x)
One stop loans(2)	$362,208	Yield analysis	Market interest rate	8.3% - 21.0% (9.8%)
		Market comparable companies	EBITDA multiples	7.5x - 29.3x (14.7x)
			Revenue multiples	1.3x - 14.0x (8.5x)
	5,228	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans	$946	Yield analysis	Market interest rate	13.0% - 13.5% (13.0%)
		Market comparable companies	EBITDA multiples	9.5x - 11.0x (10.9x)
Equity(3)	$6,290	Market comparable companies	EBITDA multiples	7.5x - 26.0x (15.0x)
			Revenue multiples	1.3x - 14.0x (11.3x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $310,830 and $51,378 of one stop loans using EBITDA and revenue multiples, respectively.
(3)The Company valued $5,181 and $1,109 of equity investments using EBITDA and revenue multiples, respectively.

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

Note 8. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2026 and September 30, 2025, the Company did not have any outstanding borrowings or senior securities representing indebtedness.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2026 and September 30, 2025, the Company was permitted to borrow up to $75,000 in U.S. dollars and certain agreed upon foreign currencies with a maturity date of March 26, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2026 was 3.8%. For the three and nine months ended June 30, 2026 the Company had borrowings of $1,000 and $2,700, respectively, made repayments of $1,000 and $2,700, respectively, and incurred interest expense of less than $1 and $2, respectively, on the Adviser Revolver. For the three months ended June 30, 2025, the Company had no borrowings and made no repayments on the Adviser Revolver. For the nine months ended June 30, 2025, the Company had borrowings of $35, made repayments of $35 and incurred interest expense of less than $1 on the Adviser Revolver. As of June 30, 2026 and September 30, 2025, the Company did not have any outstanding borrowings under the Adviser Revolver.
Note 9. Commitments and Contingencies

Commitments: As of June 30, 2026, the Company had outstanding commitments to fund investments totaling $46,295, including $28,611 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $63,849, including $29,792 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of June 30, 2026 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2026	2025
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.61)	(0.95)
Net investment income	0.83	0.92
Net realized gain (loss) on investment transactions	0.01	(0.00) ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.23)	0.03
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	4.12%	6.47%
Number of common shares outstanding	26,772,467.472	24,900,243.606

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2026	2025
Ratio of net investment income to average net assets*	7.43%	8.21%
Ratio of total expenses to average net assets*(5)	1.83%	2.04%
Ratio of management fee waiver to average net assets*	—%	(0.21)%
Ratio of incentive fees to average net assets(5)	0.49%	0.70%
Ratio of net expenses to average net assets*(5)	1.83%	1.83%
Ratio of total expenses (without incentive fees) to average net assets*(5)	1.34%	1.34%
Total return based on average net asset value(6)	4.07%	6.35%
Total return based on average net asset value - annualized(6)	5.44%	8.49%
Net assets at end of period	$401,587	$373,503
Average debt outstanding	$79	$—
Average debt outstanding per share	$0.00 ^	$—
Portfolio turnover*	8.43%	8.30%
Asset coverage ratio(7)	N/A	N/A
Asset coverage ratio per unit(8)	N/A	N/A
Average market value per unit(9):
Adviser Revolver	N/A	N/A

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
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The ratio is not applicable as there was no debt outstanding as of June 30, 2026 and June 30, 2025.

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. The ratio is not applicable as there was no debt outstanding as of June 30, 2026 and June 30, 2025.
(9)Not applicable as the Adviser Revolver is not registered for public trading.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2026 and 2025:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Earnings available to stockholders	$6,955	$7,094	$16,322	$21,788
Basic and diluted weighted average shares outstanding	26,772,467	24,156,073	26,772,467	22,947,745
Basic and diluted earnings per share	$0.26	$0.29	$0.61	$0.95

Golub Capital Direct Lending Unlevered Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the nine months ended June 30, 2026
08/01/2025	10/15/2025	12/17/2025	26,772,467.472	$0.0930		$2,489
11/14/2025	11/14/2025	01/21/2026	26,772,467.472	0.0932		2,497
11/14/2025	12/12/2025	02/18/2026	26,772,467.472	0.0887		2,374
11/14/2025	01/16/2026	03/18/2026	26,772,467.472	0.0915		2,450
02/02/2026	02/25/2026	05/20/2026	26,772,467.472	0.0323		864
02/02/2026	03/16/2026	05/20/2026	26,772,467.472	—	(1)	—
02/02/2026	04/17/2026	06/17/2026	26,772,467.472	0.0355		949
05/01/2026	05/25/2026	08/19/2026	26,772,467.472	0.0953		2,553
05/01/2026	06/19/2026	08/19/2026	26,772,467.472	0.0802		2,146
Total dividends declared for the nine months ended June 30, 2026						$16,322

For the nine months ended June 30, 2025
08/02/2024	10/15/2024	12/18/2024	20,412,978.874	$0.1073		$2,191
11/14/2024	11/15/2024	01/08/2025	21,548,001.407	0.1139		2,454
11/14/2024	12/13/2024	02/18/2025	21,548,001.407	0.1314		2,832
11/14/2024	01/17/2025	03/18/2025	22,683,023.940	0.1028		2,331
02/03/2025	02/26/2025	05/21/2025	24,103,543.606	0.1052		2,535
02/03/2025	03/17/2025	05/21/2025	24,103,543.606	0.0975		2,351
02/03/2025	04/18/2025	06/17/2025	24,103,543.606	0.0921		2,219
05/02/2025	05/26/2025	08/20/2025	24,103,543.606	0.0995		2,398
05/02/2025	06/20/2025	08/20/2025	24,103,543.606	0.1027		2,477
Total dividends declared for the nine months ended June 30, 2025						$21,788

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

There were no distributions reinvested during the nine months ended June 30, 2026 and 2025.

Note 13. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On May 1, 2026 and July 31, 2026, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

August 24, 2026	November 19, 2026
In an amount (if positive) such that the net asset value of the Company as of August 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2026 through August 31, 2026 and the payment of this distribution is $15.00 per share.

September 14, 2026	November 19, 2026
In an amount (if positive) such that the net asset value of the Company as of September 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2026 through September 30, 2026 and the payment of this distribution is $15.00 per share.

October 16, 2026	December 16, 2026
In an amount (if positive) such that the net asset value of the Company as of October 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2026 through October 31, 2026 and the payment of this distribution is $15.00 per share.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $90.0 billion in capital under management(1) as of April 1, 2026, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market
(1) “Capital under management” is a gross measure of invested capital including leverage as of April 1, 2026.

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

As of June 30, 2026 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of June 30, 2026		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$23,288	5.9%	$16,647	4.3%
One stop	367,436	92.3	365,087	93.6
Second lien	893	0.2	1,143	0.3
Subordinated debt	53	0.0 *	156	0.0 *
Equity	6,290	1.6	7,095	1.8
Total	$397,960	100.0%	$390,128	100.0%
* Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2026 and September 30, 2025, one stop loans included $40.5 million and $39.9 million, respectively, of recurring revenue loans at fair value.

As of June 30, 2026 and September 30, 2025, we had debt and equity investments in 204 and 182 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended		Nine months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Weighted average income yield*(1)	9.2%	9.1%	9.3%	10.4%
Weighted average investment income yield*(2)	9.5%	9.4%	9.6%	10.8%
Weighted average income yield of total investments*(3)	9.0%	9.0%	9.1%	10.3%
Weighted average investment income yield of total investments*(4)	9.4%	9.2%	9.4%	10.6%
Total return based on average net asset value(5)	1.7%	0.5%	4.1%	6.3%
Annualized total return based on average net asset value*(5)	7.0%	2.0%	5.4%	8.5%
Net investment income - return on equity*(6)	7.2%	7.5%	7.4%	8.2%

* Annualized
(1)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(3)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the daily average total fair value of portfolio company investments, and does not represent a return to any investor in us.
(4)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the daily average total fair value of portfolio company investments, and does not represent a return to any investor in us.
(5)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(6)Net investment income - return on equity is calculated as (a) net investment income after excise tax, if any, divided by (b) the daily average of total net assets.
As of June 30, 2026, GDLCU has earned an inception-to-date internal rate of return, or IRR, of 8.4% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the nine months ended June 30, 2026 and 2025, GDLCU earned a fiscal year-to-date IRR of 5.6% and 8.7%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On May 1, 2026 and July 31, 2026, our board of directors declared distributions to holders of record of our common stock as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 17, 2026	September 16, 2026
In an amount (if positive) such that our net asset value as of July 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2026 through July 31, 2026 and the payment of this distribution is $15.00 per share.

August 24, 2026	November 19, 2026
In an amount (if positive) such that our net asset value as of August 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2026 through August 31, 2026 and the payment of this distribution is $15.00 per share.

September 14, 2026	November 19, 2026
In an amount (if positive) such that our net asset value as of September 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2026 through September 30, 2026 and the payment of this distribution is $15.00 per share.

October 16, 2026	December 16, 2026
In an amount (if positive) such that our net asset value as of October 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2026 through October 31, 2026 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2026	March 31, 2026	June 30, 2026 vs. March 31, 2026	June 30, 2026	June 30, 2025	2026 vs. 2025
	(In thousands)
Interest income	$8,380	$8,261	$119	$25,485	$23,926	$1,559
Payment-in-kind interest income	586	558	28	1,671	1,492	179
Discount amortization	317	242	75	932	804	128
Non-cash dividend income	3	15	(12)	32	71	(39)
Dividend income	1	1	—	61	29	32
Fee income	38	13	25	78	83	(5)
Total investment income	9,325	9,090	235	28,259	26,405	1,854
Net expenses	2,151	1,708	443	5,999	5,321	678
Net investment income	7,174	7,382	(208)	22,260	21,084	1,176
Net realized gain (loss) on investment transactions	448	1	447	221	—	221
Net change in unrealized appreciation (depreciation) on investment transactions	(667)	(5,376)	4,709	(6,159)	704	(6,863)
Net increase (decrease) in net assets resulting from operations	$6,955	$2,007	$4,948	$16,322	$21,788	$(5,466)
Average earning debt investments, at fair value	$391,558	$391,961	$(403)	$392,656	$327,227	$65,429
Average earning preferred equity investments, at fair value	$107	$418	$(311)	$277	$503	$(226)

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

Investment Income

Investment income increased from the three months ended March 31, 2026 to the three months ended June 30, 2026 by $0.2 million, primarily due to a greater day count during the period that resulted in additional interest accruals compared to the prior quarter and increased discount amortization and prepayment fee income driven by increased loan repayments.

Investment income increased from the nine months ended June 30, 2025 to the nine months ended June 30, 2026 by $1.9 million, primarily due to an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $65.4 million that was partially offset by the impact of declining interest base and spread rates.

The annualized income yield by debt security type for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025 are as follows:

	Three months ended		Nine months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Senior secured	8.7%	8.8%	8.9%	9.8%
One stop	9.2%	9.1%	9.2%	10.2%
Second lien	13.2%	13.4%	13.2%	13.9%
Subordinated debt	12.4%	12.4%	14.3%	14.1%

Income yields on senior secured and one stop loans remained relatively stable for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. Income yields on senior secured and one stop loans decreased for the nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025, primarily due to declining interest base rates and, to a lesser extent, spread compression on new and amended debt investments. Our loan portfolio is partially insulated from a drop in floating interest rates as 99.1% of our loan portfolio at fair value as of June 30, 2026 is subject to an interest rate floor. As of June 30, 2026 and September 30, 2025, the weighted average base rate floor of our loans was 0.78% and 0.81%, respectively.

As of June 30, 2026, we have second lien investments in one portfolio company and subordinated debt investments in one portfolio company as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2026	March 31, 2026	June 30, 2026 vs. March 31, 2026	June 30, 2026	June 30, 2025	2026 vs. 2025
	(In thousands)
Interest expense	$—	$2	$(2)	$2	$—	$2
Base management fee, net of waiver	999	985	14	2,984	1,972	1,012
Income incentive fee	797	775	22	2,424	2,349	75
Capital gain incentive fee accrued (reversal) under GAAP	—	(408)	408	(442)	71	(513)
Administrative service fee	146	133	13	414	338	76
Professional fees	174	188	(14)	522	521	1
General and administrative expenses	35	33	2	95	70	25
Net expenses	$2,151	$1,708	$443	$5,999	$5,321	$678
Average debt outstanding	$22	$218	$(196)	$79	$—	$79

Interest Expense

Interest expense decreased for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026 primarily due to the repayment of short-term borrowings under the Adviser Revolver that had been utilized to fund working capital needs during the prior quarter. Interest expense increased for nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025 due to short term borrowings on the Adviser Revolver to fulfill working capital needs. For more information about our outstanding borrowings for the nine months ended June 30, 2026 and 2025, including the terms thereof, see Note 8 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

Management Fee

The base management fee, net of waiver, was relatively flat for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026.

The base management fee, net of waiver, increased for the nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025, primarily as a result of (i) an increase in average adjusted gross assets and (ii) certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares in our common stock where GC Advisors agreed to waive 33.3% of the base management fee for the six months ended March 31, 2025.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee was relatively flat for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. The Income Incentive Fee increased by $0.1 million from the nine months ended June 30, 2025 to the nine months ended June 30, 2026 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income driven by net funds growth. For each of the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee was equal to 10% of Pre-Incentive Fee Net Investment Income.

As of June 30, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2026, there was no capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $0.4 million of capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. For the three months ended June 30, 2026 we did not accrue a capital gain incentive fee under GAAP. For the nine months ended June 30, 2026, we recorded a reversal of the capital gain incentive fee under GAAP of $0.4 million. For the three months ended March 31, 2026, we recorded a reversal of the capital gain incentive fee under GAAP of $0.4 million. For the nine months ended June 30, 2025, the accrual for the capital gain incentive fee under GAAP was $0.1 million.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2026 and September 30, 2025, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses remained relatively flat increasing by approximately $1,000 from the three months ended March 31, 2026 to the three months ended June 30, 2026.

In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.1 million from the nine months ended June 30, 2025 to the nine months ended June 30, 2026 primarily due to increases across each of these expense categories.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2026 and March 31, 2026 were $0.1 million and $0.3 million, respectively. Total expenses reimbursed to the Administrator during both the nine months ended June 30, 2026 and 2025 were $0.6 million.

As of June 30, 2026 and September 30, 2025, included in accounts payable and other liabilities were $0.1 million and $0.3 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2026	March 31, 2026	June 30, 2026 vs. March 31, 2026	June 30, 2026	June 30, 2025	2026 vs. 2025
	(In thousands)
Net realized gain (loss) from investments	$447	$—	$447	$447	$—	$447
Net realized gain (loss) from forward currency contracts	$—	$—	$—	$(232)	$—	$(232)
Net realized gain (loss) from foreign currency transactions	1	1	—	6	—	6
Net realized gain (loss) on investment transactions	$448	$1	$447	$221	$—	$221
Unrealized appreciation from investments	$925	$196	$729	$310	$1,883	$(1,573)
Unrealized (depreciation) from investments	(1,595)	(5,573)	3,978	(6,702)	(1,232)	(5,470)
Unrealized appreciation (depreciation) from forward currency contracts	27	84	(57)	337	(153)	490
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(24)	(83)	59	(104)	206	(310)
Net change in unrealized appreciation (depreciation) on investment transactions	$(667)	$(5,376)	$4,709	$(6,159)	$704	$(6,863)
During the three months ended June 30, 2026, we had a net realized gain on investment transactions of $0.4 million, primarily due to realized gains recognized on the disposition of two equity investments. During the three months ended March 31, 2026, we had a net realized gain on investment transactions of less than $0.1 million, primarily due to realized gains recognized on the settlement of foreign currency contracts and transactions into U.S. dollars.

During the nine months ended June 30, 2026, we had a net realized gain on investment transactions of $0.2 million primarily due to realized gains on the disposition of two equity investments that was partially offset by net realized losses recognized on the settlement of foreign currency contracts and the translation of foreign currency amounts and transactions into U.S. dollars. During the nine months ended June 30, 2025, we had a net realized loss on investment transactions of less than $1,000, primarily due to realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended June 30, 2026, we had $0.9 million in unrealized appreciation on 130 portfolio company investments, which was offset by $1.6 million in unrealized depreciation on 100 portfolio company investments.

For the three months ended March 31, 2026, we had $0.2 million in unrealized appreciation on 44 portfolio company investments, which was offset by $5.6 million in unrealized depreciation on 186 portfolio company investments.

For the nine months ended June 30, 2026, we had $0.3 million in unrealized appreciation on 36 portfolio company investments, which was offset by $6.7 million in unrealized depreciation on 194 portfolio company investments.

For the nine months ended June 30, 2025, we had $1.9 million in unrealized appreciation on 90 portfolio company investments, which was offset by $1.2 million in unrealized depreciation on 99 portfolio company investments.

Unrealized appreciation for the three months ended June 30, 2026 was primarily due to the reversal of previously recognized unrealized depreciation related to fair value adjustments related to market wide credit spread widening recognized during the quarter ended March 31, 2026. Unrealized appreciation for the three months ended March 31, 2026 primarily resulted from fair valuing recent originations up to or near par and an increase in fair values of certain portfolio company equity investments. Unrealized appreciation for the nine months ended June 30, 2026 and 2025 primarily resulted from fair valuing recent originations up to or near par and an increase in fair values of certain portfolio company investments.
Unrealized depreciation for the three months ended June 30, 2026 primarily resulted from (1) the reversal of previously recognized unrealized appreciation on the disposition of multiple portfolio company equity investments and (2) isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status as well as (ii) isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the three months ended March 31, 2026 primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories, as defined below under the “Portfolio Composition, Investment Activity and Yield” section and (2) isolated deterioration in the performance of (i) debt investments in portfolio companies that were moved to or on non-accrual status and (ii) debt and equity investments in certain portfolio companies with pre-existing credit challenges. Unrealized depreciation for the nine months ended June 30, 2026 primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories and (2) isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status as well as (ii) isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the nine months ended June 30, 2025 primarily resulted from amortization of discounts during the quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources

For the nine months ended June 30, 2026, we experienced a net decrease in cash, cash equivalents and foreign currencies of $8.2 million. During the period, cash provided by operating activities was $8.6 million, primarily as a result of proceeds from principal payments and sales of portfolio investments of $25.0 million and net investment income of $22.3 million, partially offset by fundings of portfolio investments of $34.2 million. During the same period, cash used in financing activities was $16.8 million, primarily as a result of distributions paid of $16.8 million.

For the nine months ended June 30, 2025, we experienced a net increase in cash, cash equivalents and foreign currencies of $3.5 million. During the period, we used $41.5 million in operating activities, primarily as a result of fundings of portfolio investments of $82.5 million, partially offset by proceeds from principal payments and sales of portfolio investments of $20.7 million. During the same period, cash provided by financing activities was $45.0 million, primarily as a result of proceeds from the issuance of common stock of $67.3 million, offset by distributions paid of $22.3 million.

As of June 30, 2026 and September 30, 2025, we had cash, cash equivalents and foreign currencies totaling $6.8 million and $15.0 million, respectively. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of both June 30, 2026 and September 30, 2025, we had investor capital subscriptions totaling $401.2 million and no uncalled capital commitments.

Revolving Debt Facility

Adviser Revolver - On April 1, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors which, as of June 30, 2026, allowed us to borrow up to $75.0 million at any one time outstanding. As of June 30, 2026 and September 30, 2025, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of June 30, 2026, we did not have any outstanding borrowings.

As of June 30, 2026, we had outstanding commitments to fund investments totaling $46.3 million, including $28.6 million of unfunded commitments on revolvers. As of September 30, 2025, we had outstanding commitments to fund investments totaling $63.8 million, including $29.8 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2026 subject to the terms of each loan’s respective credit agreement. We did not have any other material contractual payment obligations as of June 30, 2026. As of June 30, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on cash balances that we maintain and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of June 30, 2026 and September 30, 2025.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2026 and September 30, 2025, we had investments in 204 and 182 portfolio companies, respectively, with a total fair value of $398.0 million and $390.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended				Nine months ended
	June 30, 2026		March 31, 2026		June 30, 2026		June 30, 2025
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured(1)	N/A	N/A	$544	9.2%	$5,388	19.7%	$3,052	3.9%
One stop(1)	N/A	N/A	5,345	89.9	21,737	79.6	73,806	93.9
Equity(1)	N/A	N/A	56	0.9	190	0.7	1,719	2.2
Total new investment commitments(1)	N/A	N/A	$5,945	100.0%	$27,315	100.0%	$78,577	100.0%
(1)N/A indicates that the Company did not originate any new investment commitments during the three months ended June 30, 2026.
For the nine months ended June 30, 2026 and 2025, we had approximately $25.0 million and $20.7 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2026(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$23,340	$23,198	$23,288	$16,637	$16,513	$16,647
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	373,171	369,688	367,220	366,227	361,982	365,087
Non-accrual(3)	402	358	216	—	—	—
Second lien:
Performing	893	889	893	1,132	1,119	1,143
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	53	53	53	155	153	156
Non-accrual(3)	—	—	—	—	—	—
Equity:
Performing	N/A	5,065	6,063	N/A	5,465	7,095
Non-accrual(3)	N/A	304	227	—	—	—
Total	$397,859	$399,555	$397,960	$384,151	$385,232	$390,128

(1)As of June 30, 2026, $68.0 million and $67.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest. As of June 30, 2026, $0.4 million and $0.2 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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

As of June 30, 2026, we had loans in two portfolio companies and preferred equity securities in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.2% and 0.1%, respectively. As of September 30, 2025, we had no investments on non-accrual status.

As of June 30, 2026 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 98.4% and 99.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended		Nine months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Weighted average rate of new investment fundings(1)	N/A	8.4%	8.4%	9.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings(1)	N/A	4.7%	4.6%	5.1%
Weighted average fees of new investment fundings(1)	N/A	0.5%	0.5%	0.8%
Weighted average rate of sales and payoffs of portfolio investments(2)	8.6%	9.3%	9.1%	10.5%
(1)The Company did not originate any new investment commitments during the three months ended June 30, 2026; accordingly, the investment yield information is presented as N/A for the period.
(2)Excludes the disposition of non-accrual assets, if any.
As of June 30, 2026, 99.0% and 99.1% of our debt portfolio at amortized cost and fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 99.0% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of June 30, 2026 and September 30, 2025, the portfolio median(1) earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $93.4 million and $97.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)		Percentage of Total Investments
5	$6,508	1.6%	$28,481		7.3%
4	380,060	95.6	356,700		91.4
3	10,936	2.7	4,947		1.3
2	456	0.1	0	*	0.0 ^
1	—	—	—		—
Total	$397,960	100.0%	$390,128		100.0%
*Represents an amount less than $1.
^ Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2026 and September 30, 2025:

	Average Price(1)
Category	June 30, 2026	September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.7%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	91.1	94.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	53.9	—
Total	98.4%	99.7%

(1)Includes only debt investments held as of June 30, 2026 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.
The following table shows the distribution of our investments in our software industry segment on the 1 to 5 internal performance rating scale at fair value as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026		As of September 30, 2025
Internal Performance Rating	Software Investments at Fair Value (In thousands)	Percentage of Total Software Investments	Software Investments at Fair Value (In thousands)		Percentage of Total Software Investments
5	$241	0.2%	$5,790		6.0%
4	94,188	95.2	88,173		90.7
3	4,253	4.3	3,268		3.3
2	302	0.3	0	*	0.0 ^
1	—	—	—		—
Total	$98,984	100.0%	$97,231		100.0%
*Represents an amount less than $1.
^ Represents an amount less than 0.1%

The table below details the fair value of our debt investments in our software industry segment as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2026 and September 30, 2025:

	Average Price(1)
Category	June 30, 2026	September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	97.7%	99.9%
Internal Performance Rating 3 (Performing Below Expectations)	93.6	94.8
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	84.0	—
Total	97.5%	99.7%

(1)Includes only debt investments held as of June 30, 2026 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.
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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us for $25.0 million. On May 21, 2024, GGP Class B-P, LLC entered into agreements with existing stockholders to assume $15.0 million of subscription commitments and purchase the 550,000 shares of common stock held by such stockholders. As of June 30, 2026, we have issued 2,667,366.664 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $40.0 million and have also issued 26,412.009 shares to GGP Class B-P, LLC through the DRIP.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, or GDLC, Golub Capital BDC 4, Inc., or GBDC 4, Golub Capital Private Credit Fund, or GCRED, Golub Capital Private Income Fund I, or GPIF I and Golub Capital Private Income Fund S, or GPIF S, all of which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, most of our officers and directors serve in similar capacities for GBDC, GDLC, GBDC 4, GCRED, GPIF I and GPIF S. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLC, GBDC 4, GCRED, GPIF I, GPIF S and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.

Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly-traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination. As part of the valuation process described below, the Valuation Designee discusses the valuation conclusions and determined the fair value of each portfolio investment in good faith.

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Valuation Designee’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Valuation Designee considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2026 and 2025. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation in accordance with the multi-step valuation process described above in “— Fair Value Measurements”. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of June 30, 2026 and September 30, 2025 were valued using Level 3 inputs. As of June 30, 2026 and September 30, 2025, all money market funds included in cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from independent brokers. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others could be willing to accept. The Valuation Designee generally uses the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments but may use another value if the Valuation Designee determines it better represents the investment’s fair value. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.
Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a market existed for such investments and could differ materially from the values that could ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly-traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which such investment had previously been recorded.

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

Revenue Recognition

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and we accrete or amortize such amounts over the life of the loan as interest income (“Discount Amortization”). For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we could generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans that are not deemed to be an adjustment to yield and record these fees as fee income when earned. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs or LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in “Net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies” on the Consolidated Statements of Operations.

Non-accrual Investments: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans as of June 30, 2026 was $0.2 million. As of September 30, 2025, there were no portfolio company loans on non-accrual status. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of June 30, 2026, there was one preferred equity security on non-accrual status with a fair value of $0.2 million. As of September 30, 2025, there were no preferred equity securities on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three and nine months ended June 30, 2026 and 2025, we did not record any U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2026 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.78% and 0.81%, respectively. In addition, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other short-term borrowing facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statements of Financial Condition as of June 30, 2026 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

We will be unlevered, except for borrowing funds on a short-term basis to fulfill working capital needs. As a result, hypothetical base rate changes on liabilities are not meaningful and have not been presented below.

Change in interest rates	Increase (decrease) in interest income(1)
(In thousands)
Down 200 basis points	$(7,872)
Down 150 basis points	(5,905)
Down 100 basis points	(3,939)
Down 50 basis points	(1,970)
Up 50 basis points	1,970
Up 100 basis points	3,941
Up 150 basis points	5,911
Up 200 basis points	7,882

(1) Assumes applicable three-month base rate as of June 30, 2026, with the exception of SONIA and Prime that utilize the June 30, 2026 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2026, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2026 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the nine months ended June 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Golub Capital Direct Lending Unlevered Corporation

Date: August 7, 2026	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2026	By	/s/ Paul Solini
Paul Solini
Chief Accounting Officer
(Principal Accounting Officer)